Form 10QSB
period 2000-01-31
HOMELIFE INC
filed 2000-04-12
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2000

[ ]      Transition Report Under Section 13 or 15(d) of the Securities  Exchange
         Act; For the transition period from         to
                                             -------   -------
Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

              Nevada                                         33-0680443
  ------------------------------                      --------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                          Identification No.)


        4100 Newport Place, Suite 730, Newport Beach, CA              92660
        -------------------------------------------------         --------------
        (Address of Principal Executive Offices)                    (Zip Code)

               Registrant's telephone number, including area code:
                                 (949) 660-1919

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X      No
                                          ---        ---

The issuer had 5,100,070 shares outstanding as at February 29, 2000.

Transitional Small Business Disclosure Format (check one):

                                                              Yes      No  X
                                                                  ---     ---


                                 HOME LIFE, INC.

                                      INDEX

                                                                                                   PAGE NO.
                                                                                                 ------------

PART I - FINANCIAL INFORMATION                                                                        1.

Item 1. Financial Statements                                                                          1.

         Comparative Unaudited Consolidated Balance Sheets                                            1.
                  February 29,2000 and May 31, 1999

         Comparative Unaudited Consolidated Statements of Operations                                  3.
                  for the 9 months ended February 29, 2000 and February 28, 1999

         Comparative Unaudited Consolidated Statements of Cash Flows                                  4.
                  for the 9 months ended February 29, 2000 and February 28, 1999

         Notes to Unaudited Consolidated Financial Statements                                         5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.        11.

PART II - OTHER INFORMATION                                                                          13.

Item 1. Legal Proceedings.                                                                           13.

Item 2. Changes in Securities and Use of Proceeds.                                                   13.

Item 3. Defaults Upon Senior Securities.                                                             13.

Item 4. Submission of Matters to a Vote of Security Holders.                                         13.

Item 5. Other Information.                                                                           13.

Item 6. Exhibits and Reports of Form 8-K.                                                            13.
         (a)      Exhibits
         (b)      Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.

HOMELIFE, INC.
Consolidated Balance Sheets
as at February 29, 2000 and May 31, 1999

                                                    (unaudited)      (audited)
                                                     February           May
                                                       2000            1999
                                                      ----             ----
ASSETS
Current Assets
    Cash                                             $193,103         $327,637
    Marketable securities, at fair value              115,413          194,875
    Accounts receivable                               204,644          168,033
    Notes receivable                                  239,000          235,500
    Prepaid expenses and deposits                      76,395           78,159
                                              --------------------------------
                                                      828,555        1,004,204

    Notes Receivable                                  130,801          130,801

    Property and Equipment                            434,320          480,993

    Goodwill                                          644,350          661,273

    Other Assets                                      662,021          702,203

    Cash Held in Trust                                250,124          342,317
                                              --------------------------------

                                                   $2,950,171       $3,321,791
                                              ================================

HOMELIFE, INC.
Consolidated Balance Sheets (Continued)
As of February 29, 2000 and May 31, 1999
(Amounts expressed in U.S. dollars)                (unaudited)       (audited)
                                                    February           March
                                                     2000              1999
                                                     ----              ----
LIABILITIES AND SHAREHOLDER'S EQUITY

         Current Liabilities

         Bank indebtedness                           $29,890          $16,960
         Accounts payable                            356,993          459,662
         Advances from stockholder                   143,472          143,472
         Note payable                                      0           10,000
         Reserve for warranty                         51,100           51,500
         Dividends payable                             2,470            4,170
         Deferred revenue                            197,080          197,080
                                             --------------------------------
                                                    $781,005         $882,844

         Deferred Revenue                            206,149          206,149

         Trust Liability                             250,124          342,317

         Minority Interest                            42,982           43,378
                                             --------------------------------
                                                   1,280,260        1,474,688

         Stockholders; Equity

         Capital Stock                             1,043,288        1,043,288

         Additional Paid in Capital                2,846,093        2,846,093

         Accumulated Deficit                      (2,219,470)      (2,042,278)
                                             ---------------------------------

                                                   1,669,911        1,847,103
                                             ---------------------------------

                                                  $2,950,171       $3,321,791
                                              ================================

HOMELIFE, INC.

Consolidated Statements of Operations
For the nine months ending February 29 and February 28, (Amounts expressed in U.S. dollars)

                                                    (Unaudited)            (Unaudited)
                                                  Nine mos. ended        Nine mos. ended
                                                 February 29, 2000      February 28, 1999
         REVENUE

         Royalty and franchise fees                 $649,997               $606,919
         Warranty fees                               201,384                 93,144
         Mortgage financing fees                      64,331
         Real estate brokerage                     1,503,834              2,216,375
         Other income                                226,807                264,542
                                                  ---------------------------------

                                                   2,646,353              3,180,980

         COST OF SALES                             1,613,165              2,256,298
                                                  ---------------------------------

                                                   1,033,188                924,682
                                                  =================================
         EXPENSES

         Salaries and fringe benefits                471,910                411,989
         General and administrative                  413,944                727,758
         Occupancy                                   128,273                117,703
         Financial                                    78,097                 77,942
         Amortization                                116,060                153,911
                                                  ---------------------------------

                                                   1,208,284              1,489,303
                                                  ---------------------------------
         LOSS BEFORE MINORITY INTEREST              (175,096)              (564,621)

         Minority interest                              (396)                (6,882)
                                                  ---------------------------------

         LOSS BEFORE INCOME TAX RECOVERY            (175,492)              (571,503)

         Income tax recovery                            -                    -
                                                  ---------------------------------

         NET LOSS                                   (175,492)              (571,503)

         Preferred dividends                          (1,700)                (2,340)
                                                  ---------------------------------
         NET LOSS APPLICABLE TO COMMON
            SHARES                                  (177,192)              (573,843)
                                                  =================================

         BASIC AND FULLY DILUTED LOSS                 $(0.04)                $(0.14)
          PER COMMON SHARE
                                                  =================================

         WEIGHTED-AVERAGE NUMBER OF                4,956,848              4,177,545
          COMMON SHARES

HOMELIFE, INC.

Consolidated Statements of Cash Flows
For the nine months ended February 29, 2000 and February 28, 1999
(Amounts expressed in U.S. dollars)

                                                                              (Unaudited)             (Unaudited)
                                                                             Nine mos. ended        Nine mos. ended
                                                                             February 29, 2000      February 28, 1999
                                                                                  $                        $
         CASH FLOWS FROM OPERATION ACTIVITIES
         Net loss                                                               (177,192)              (654,967)
         Adjustments to reconcile net loss to net cash used
            in operation activities
         Depreciation and amortization                                           103,778                153,911
         Minority interest                                                          (396)                 5,624
         Loss on trading securities                                               79,462                 77,344
         Changes in assets and liabilities
         Decrease (increase) in accounts and other receivable                    (36,611)                47,759
         Decrease (increase) in notes receivable                                  (3,500)                63,644
         Decrease (increase) in prepaid expenses                                   1,764                159,542
         Increase (decrease) in accounts payable                                (102,669)               176,246
         Increase (decrease) in reserve for warranty                                (400)                 5,700
         Increase (decrease) in notes payable                                    (10,000)                     0
         Increase in deferred revenue                                                  0                 75,172
                                                                              ---------------------------------

                                                                                (145,764)               109,975
                                                                              ---------------------------------

         CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment                                           0                (33,066)
         Purchases of intellectual assets                                              0                (31,951)
         Purchases (sales) of marketable securities                                    0
         Increase in goodwill
                                                                              ---------------------------------
                                                                                       0                (65,017)
                                                                              ---------------------------------

         CASH FLOWS FROM FINANCING ACTIVITIES
         Increase (decrease) in bank indebtedness                                 12,930)                12,720
         Increase (decrease) in advances from stockholder                              0                (18,678)
         Increase (decrease) in common stock issuance                                  0                 16,706
         Increase in treasury stock issuance                                           0
         Increase in additional paid in capital                                        0
         Increase (decrease) in dividends payable                                 (1,700)                (7,448)
                                                                              ---------------------------------

                                                                                  11,230                  3,300
                                                                              ---------------------------------

         NET INCREASE (DECREASE) IN CASH                                        (134,534)                48,258
         Cash, beginning of year                                                 327,637                223,723
                                                                              ---------------------------------

         CASH, END OF PERIOD                                                     193,103                271,981
                                                                              ---------------------------------

                                 HOMELIFE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Unaudited for the 9 Months ended February 29, 1999)

Note 1.   REVISIONS TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as at May 31, 1999 have been revised in order to provide additional information to readers and reclassify financial statement amounts to provide more precise information and better comparison with prior years.

Note 2.   BASIS OF REVISED CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

These financial statements consolidate, using the purchase method, the accounts of the company and its subsidiaries listed below:

a)   Wholly-owned subsidiaries

HomeLife Realty Services, Inc., FamilyLife Realty Services, Inc., MaxAmerica Financial Services, Inc., Red Carpet Broker Network, Inc., National Sellers Network, Inc., Builders Realty (Calgary) Ltd, Aspen Benson & May Investment Bankers LLC., Homelife California Realty, Inc. and Homelife Properties, Inc.

b)   Majority-owned subsidiaries

The Keim Group Ltd. and MaxAmerica Home Warranty Company - 93 1/3% and 82.72% respectively.

On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these financial statements include the financial results of the subsidiaries to February 29, 2000 and May 31, 1999.

The assets acquired were recorded as trademarks and will be amortized over 20 years on a straight-line basis

On February 27, 1998, the company acquired all issued shares of Builders Realty (Calgary) Ltd., a Canadian real estate broker, for $316,080 in cash and stock.

The goodwill will be amortized over 40 years on a straight-line line basis.

On September 15, 1998, the company purchased all the issued shares of an inactive holding company, Aspen Benson and May Investment Bankers LLC., for common stock in the amount of $77,500 to be issued in January 2000. At the time of purchase, Aspen Benson and May Investment Bankers LLC. had negligible assets and revenue.

On January 20, 1999, Builders Realty (Calgary) Ltd. purchased the real estate brokerage business including licensing agreements and trademarks of HomeLife Higher Standards operating in Calgary, Alberta, Canada, for $42,061 cash in fourteen monthly installments of $2,714 and a final payment of $4,065.

During the fiscal year May 31, 1998, the company acquired, by cash of $5,000 in total, all issued shares of several newly incorporated companies. These new companies include MaxAmerica Financial Services, Inc. which will be originating real estate loans, Homelife California Realty, Inc. which will be a full service real estate operation, Homelife Properties, Inc. which will be a real estate holding company and Red Carpet Broker Network, Inc. and National Sellers Network, Inc., which will be licensing real estate brokerages.

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principal Activities

HomeLife, Inc. together with its subsidiaries is a leading provider of services to the real estate and mortgage loan industries. The company engages in the following activities:

The company franchises full service real estate brokerage offices and provides operational and administrative services to its franchisees under the names, HomeLife Realty Services, National Real Estate Service, Red Carpet Real Estate Services, Red Carpet Keim, Network Real Estate and International Estates.

The company is a mortgage financing services provider through its subsidiary, MaxAmerica Financial Services, Inc.

The company owns and operates a full service retail real estate brokerage through its subsidiary, Builders Realty (Calgary) Ltd.

The company is a provider of home warranty coverage through its subsidiary, MaxAmerica Home Warranty Company.

(b) Significant Group Concentrations of Credit Risk

The company's accounts receivable and notes receivable are primarily from franchisees in the real estate brokerage industry.

( c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due to banks and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

(d) Marketable Securities

Marketable securities represent trading securities which have been reflected at their fair market value at the year end.

(e) Advertising Costs

Advertising costs represent prepaid preprinted advertising materials which have been amortized over three years. At the end of May 31,1999, there is no unamortized advertising costs.

(f) Other Financial Instruments

The carrying amount of the company's other financial instruments approximates fair value because of the short maturity of these instruments or the current nature of interest rates borne by these instruments.

(g) Long-term Financial Instruments

The fair value of each of the company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the company's current borrowing rate for similar instruments of comparable maturity would be.

(h) Amortization of Property and Equipment

Amortization of property and equipment is provided using the straight-line method as follows;

Furniture and fixtures 7 years
Computer equipment and software 7 years
Leasehold improvements 7 years
Automobile 4 years

(i) Goodwill

Goodwill is the excess of cost over the value of tangible assets acquired. It is amortized on the straight-line basis over 40 years.

(j) Amortization of Other Assets

Amortization of other assets is on a straight-line basis over their estimated useful lives as follows: Trademarks and franchise rights 20 years Organization costs 5 years

(k) Impairment

The company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of May 31, 1999, management expects its long-lived assets to be fully recoverable.

(l) Revenue Recognition

Income from the sale of franchises is recognized over a 5-year period. Master franchise agreement fees are recognized over 10 years. Royalty income stemming from the gross commissions on the sales of real estate by the franchise offices is recognized at the date of receipt; this is due to the complexity of attempting to forecast the actual closing date of the properties. Warranty income is recognized over the term of the contract which is usually 12 months; anticipated obligations under these warranties have been recorded as reserve for warranty and are based on past experience. Real estate brokerage income is recognized at the close of escrow. Loan fees are recognized as income when the loan is closed and funded at the close of escrow. Revenue received or receivable, from the sale of franchises, master franchises and warranties, which is not recognized as income, is recorded on the balance sheet as deferred revenue.

(m) Income taxes

The company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. In addition, the company is required to record all deferred tax assets, including future tax benefits of capital losses carried forward, and to record a "valuation allowance" for any deferred tax assets where it is more likely than not that the asset will not be realized.

(n) Stock-Based Compensation

In December 1995, SFAS No. 123, Accounting for Stock-Based compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The company has adopted the disclosure provisions of SFAS No. 123 for both employee and non-employee stock based compensation.

(o) Foreign Currency Translation

Builders Realty (Calgary) Ltd., a wholly-owned subsidiary, maintains its books and records in Canadian dollars. Foreign currency transactions are translated using the temporal method. Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in affect on the transaction dates. Transaction gain and losses are included in the determination of earnings for the year.

The translation of the financial statements of this wholly-owned subsidiary from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in affect at the balance sheet date and income and expenses accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been or could be, converted rates. Adjustments resulting from the translation are included in the determination of earnings for the year.

(p) Net Income (loss) and Fully Diluted Net Income (loss) Per Weighted Average Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) for the year by the weighted average number of common stock outstanding during the year.

Fully diluted net income (loss) per common stock is computed by dividing net income (loss) for the year by the weighted average number of common stock outstanding during the year, assuming, except where the result would be anti-dilutive, that all convertible preferred shares were converted, the contingent common stock were issued, the warrant was exercised and the stock options granted were exercised . The shares to be issued [see note 2(c)] have not been included in the calculation as the number of shares to be issued is not determinable.

(q) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 4.  CASH HELD IN TRUST AND TRUST LIABILITY

Cash held in trust are deposits received in connection with the opening of escrow accounts for the sale of real estate. The deposits are recorded as trust liabilities and are refunded when the real estate is sold or the escrow is closed according to the terms of the escrow agreement.

Note 5.  BANK INDEBTEDNESS

At February 29, 2000 and May 31, 1999, the company's available line of credit under the bank loan agreement amounted to $33,920 (CDN$50,000). The operating credit facility bears interest at the bank's prime lending rate plus 2% per annum with interest payable monthly. As security, the company has provided a general assignment of book debts, a general security agreement constituting a first charge over all present and future personal property of the company, a subordination agreement with respect to amounts owed by the borrower to the shareholders of $33,920 (CDN$50,000), and a guarantee by the major shareholder of the company of $33,920 (CDN$50,000).

Note 6.  ADVANCES FROM STOCKHOLDER

The advances are from a majority stockholder and are non-interest bearing, are without specific terms of repayment and are not expected to repaid before June 1, 2000.

Note 7.  CAPITAL STOCK

(a) Authorized

100,000 Class A Preference shares of no par value, 6% non cumulative dividend, voting, convertible to common shares at the option of the shareholder at a price equal to the face value of the Class A shares. Each Class A Preferred share carries 1,000 votes as compared with 1 vote for each common share

2,000 Class AA preferred shares of $500 par value, 8% cumulative dividend, non-voting, redeemable at face value by the company, convertible after 12 months from the date of issuance, at the option of the shareholder, to common shares at a price equal to the 125% of the face value of the Class AA shares as compared with the market price of the common stock.

100,000 Class AAA preferred shares of $500 par value, no dividends, non-voting, redeemable at 100 shares of common stock per share after three years from the ate of issue.

20,000,000  Common shares of $0.001 par value

(b) Issued

10,000          Class A Preferred shares
78              Class AA Preferred shares  (325 - 1999
0               Class AAA Preferred shares
5,109,764       Common shares (4,803,932 - 1999

(c) Warrant

On January 16, 1997, the company granted a warrant to S & S Acquisition Corp. as part of the consideration for the acquisition of its assets. The warrant entitles S & S Acquisition Corp. to acquire, from January 31, 1998 to January 31, 2002, up to 200,000 common shares of the company at $6 per share. The number of common shares and the price per share are adjusted proportionately with the increase in the number of common shares issued by the Company. As the market value of the common share of the company was significantly lower than $6 per share, no value was assigned to the warrant by the company.

(d) Stock options

On September 18, 1998, the board of directors of the company adopted a stock option plan (the "plan") for its directors, employees, and consultants. An authorized number of shares of common stock of the company which may be granted under the plan is one million shares. The terms of the options were to be determined by the president of the company, subject to the approval by the shareholders.

(e) Stock option plan

As at May 31, 1999. options to various directors of the company to acquire 140,000 common stock had been granted under the stock option plan with the following terms:

      100,000 common shares at $3 per share
       30,000 common shares at $5 per share
       10,000 common shares at $1 per share, expiring July 10, 1999.

As the exercise prices were higher than the market values on the dates of the grant, no compensation expenses were recorded by the Company.

(f) Earnings per share

The fully diluted earnings per share does not included the issuance of shares which would be anti-dilutive arising from the following:

Conversion of 10,000 Class A preferred shares to common shares. Conversion of 78 Class AA preferred shares to common shares; Exercise of a warrant which entitles holder to acquire 200,000 common shares at $6 per share; Exercise of stock options to acquire 140,000 issuance of common shares Common stock.

Note 8.  CONTINGENT LIABILITIES

The company is involved in a lawsuit with the sellers of Builders Realty (Calgary) Ltd. to reduce the purchase price paid for Builders Realty (Calgary) Ltd. The sellers of Builders Realty (Calgary) Ltd. have filed a counter lawsuit for damages of $20,352 (CDN $30,000). In management's opinion, this matter will not have a material affect on the financial position of he company.

Note 9.  COMMITMENTS

The company has operating leases for premises which extend through August 31, 2002. Future minimum rental payments as of May 31, 1999 under the operating lease agreements are as follows:

     2000                            $    167,333
     2001                                 168,083
     2002                                 122,817
     2003                                  19,920
                                      ------------
                                     $    478,153
                                      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company has experienced growth primarily through its acquisitions of and combinations with various other companies. This includes the acquisition in August 1996 of the Keim Group of Companies and MaxAmerica Home Warranty Company (Michigan) adding 60 real estate offices and a home warranty company in Michigan. In 1997, the company purchased certain assets of S&S Acquisition Corp. providing the company with Red Carpet Real Estate Services and National Real Estate Service adding 58 real estate offices. The acquisition of the real estate computer technology of House by Mouse and Virtual Assistant provided the company with the ability to enhance its Internet communication services to its franchises. In July 1997, the company acquired the licensing agreements, trademarks and franchise offices of Network Real Estate, Inc. This acquisition provided the company with an additional 12 offices in Northern California and access to the "high-end" luxury division of "International Estates". In February 1998, the company acquired Builders Realty Ltd. providing access to the Alberta, Canada market in both retail real estate and mortgage loans. On September 15, 1998, the company purchased the stock of the investment banking firm of Aspen, Benson and May, LLC for common stock.

         From time to time, the company has entered into strategic alliances with various companies in order to explore the cross-marketing of their services to customers of the company or its franchises. To date, these strategic alliances have not included any funding agreements or other liabilities on the part of the company. Since the end of its last fiscal year, HomeLife has formed strategic alliances with Home Value Check, LLC, and Mortgage Capital Resources. Home Value Check provides Internet based appraisals for lenders and consumers of the Company's services. Mortgage Capital Resource provides loan processing and underwriting for MaxAmerica, the real estate mortgage brokerage subsidiary of HomeLife.

         The following is management's discussion and analysis of HomeLife's financial condition and results of operations. Detailed information is contained in the financial statements included with this document. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Nine Months Ending February 29, 2000 (unaudited) compared to the year ending February 28, 1999 (unaudited).

         Revenues. The company generated gross sales of $2,646,353 for the nine months ending February 29, 2000 compared to gross sales of $3,180,980 for the nine months ending February 28, 1999. Revenue by business segment is shown below:

                                               February 29, 2000                            February 28, 1999
                                            Amount              %                         Amount      Percentage
                                            ------            -----                       ------      ----------

         Real estate brokerage              1,503,834         56.9                      2,216,375         69.7
         Royalty fees                         615,205         23.2                        572,374         18.0
         Franchise fees                        34,792          1.3                         34,545          1.1
         Mortgage financing                    64,331          2.4                              0            0
         Home warranty sales                  201,384          7.6                        184,834          2.9
         Other                                226,807          8.6                        172,852          8.3
                                            ---------         -----                     ----------        -----
         TOTAL                              2,646,353          100                      3,180,980         100
                                            =========         ====                      =========         ===

Real estate brokerage commissions decreased from $2,216,375 for the period ending February 28, 1999 to $1,503,834 for the period ending February 29, 2000. This decrease is a result of a decrease in the number of escrows per brokers, as the number of brokers was approximately unchanged.

Royalty fees increased from $572,374 for the period ending February 28, 1999 to $615,205 for the period ending February 29, 2000. This increase is the result of adding new franchise offices.

Franchise fees were approximately the same for both periods.

Mortgage financing fees increased from 0 for the period ending February 28, 1999 to $64,331 for the period ending February 29, 2000. No mortgages were brokered in 1999, as the mortgage subsidiary was awaiting approval from the Department of Housing and Urban Development.

Home warranty sales increased from $184,834 for the period ending February 28, 1999 to $226,807 for the period ending February 29,2000. This was due to a greater marketing effort placed on home warranty sales.

         Cost of Sales. Cost of sales for the year ending February 29, 2000 was $1,613,165 compared to $2,256,298 for the year ending February 28, 1999. This decrease of $643,133 was primarily due to the decrease in sales commissions paid to agents of Builders Realty as a result of higher real estate commissions generated.

         Salaries and fringe benefits. Salaries and fringe were $471,910 for the year ending February 29, 2000 compared to $411,989 for the year ending February 28, 1999. This increase of $121,975 was primarily the result of salary increases to existing employees, and the hiring of an additional employee.

         General and administrative. General and administrative costs for the year ending February 29, 2000 were $413,944 versus $727,758 for the year ending February 28, 1999. This decrease of $313,814 was primarily due to an decrease in the use of outside consultants and a decrease in depreciation expenses.

         Occupancy. Occupancy for the year ending February 29, 2000 was $128,273 compared to $177,703 for the year ending February 28, 1999. This decrease of $43,430 was primarily the result of moving to less expensive office space in Michigan.

         Financial. Financial costs for the year ending February 29, 2000 were $78,097 compared to $77,974 for the year ending February 28, 1999. Both expenses were the result of a decline in the market value of a publicly traded security owned by the company, and a loss on currency conversions, converting Canadian dollars to US dollars.

         Amortization. Amortization of intangibles was $116,060 for the year ending February 29, 2000 compared to $153,911 for the year ending February 28, 1999. This decrease of $37,851 was primarily a result of some assets being fully amortized.

         Minority interest. The reduction in net income due to minority interest was $396 in the year ending February 29, 2000 versus $6,882 for the year ending February 28, 1999. This decrease of $6,486 was due to lower revenues for the Keim Group, partially offset by higher revenues from MaxAmerica Home Warranty.

         Preferred Dividends. Preferred Dividends were $1,700 in the year ending February 29, 2000 versus $2,340 for the year ending February 28, 1999. This decrease of $640 was due to the conversion of preferred stock into common stock.

                           Part II OTHER INFORMATION.

Item 1   Legal Proceedings

         The company is currently involved in one lawsuit.

The company is involved in a lawsuit with the sellers of Builders Realty (Calgary) Ltd. to reduce the purchase price paid for Builders Realty (Calgary) Ltd. Builder's Realty v. Joyce Travis and Cecil Avery in the Provincial Court of Alberta Canada. The sellers of Builders Realty (Calgary) Ltd. have filed a counter lawsuit for damages of $20,352 (CDN $30,000). In management's opinion, this matter will not have a material affect on the financial position of the company.

Management believes that there are no other material litigation matters pending or threatened against the company.

Item 2.  Changes in Securities and use of proceeds.

         None

Item 3 Default upon senior securities.

         None

Item 4 Submission of matters to a vote of security holders.

         None.


Item 5  Other Information.

         None.

Item 6.  Exhibits and Reports on form 8-K.

         (a) Exhibits:

                  None

         (b)  Reports on Form 8-k

                  None.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HOMELIFE, INC.

                                  (Registrant)

Dated April 12, 2000                 /s/  Andrew Cimmerman
                                     ---------------------
                                     Andrew Cimmerman,
                                     Chief Executive Officer and Director