Form 10KSB40
period 2000-05-31
HOMELIFE INC
filed 2000-09-13
CIK 1024048

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2000

                       Commission File Number #000-1024048

                                 HOMELIFE, INC.
           (Name of small business issuer as specified in its charter)

     NEVADA                                         33-0680443
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification Number)

     4100 NEWPORT PLACE, SUITE 730
     NEWPORT BEACH, CA                              92660
     (Address of principal executive offices)       (Zip code)

                                 (949) 660-1919
                (Issuer's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.001 per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended May 31, 2000, were $3,450,918. As of May 31, 2000, Registrant had 5,637,358 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $591,308. This calculation is based upon the closing sales price of $0.22 per share on May 31, 2000.

Transitional Small Business Disclosure Format (check one).   Yes [ ]     No [X]

The following documents are incorporated herein by reference: Registration Statement on Form 10-SB, filed with the SEC on November 2, 1999 is incorporated in Part IV, Item 13(a).

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                      PAGE
------                                                                      ----

Item 1     Description of Business                                             1

Item 2     Description of Property                                             6

Item 3     Legal Proceedings                                                   6

Item 4     Submission of Matters to a Vote of Security Holders                 7

PART II
-------

Item 5     Market for Common Equity and Related Stockholder Matters            7

Item 6     Management's Discussion and Analysis                                8

Item 7     Financial Statements                                               13

Item 8     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                13

PART III
--------

Item 9     Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act         13

Item 10    Executive Compensation                                             15

Item 11    Security Ownership of Certain Beneficial Owners and
           Management                                                         17

Item 12    Certain Relationships and Related Transactions                     17

PART IV
-------

Item 13    Exhibits and Reports on Form 8-K                                   19

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
-------   -----------------------

     A.   BUSINESS DEVELOPMENT

          1.   FORM AND YEAR OF ORGANIZATION

     HomeLife, Inc. ("HomeLife") was incorporated in 1995 under the laws of the state of Nevada. The terms "HomeLife" or the "Company" shall refer to HomeLife, Inc. and all of its controlled subsidiary corporations. The Company provides a broad range of services to its franchisees, licensees and consumers in the real estate marketplace. HomeLife utilizes both its proprietary "SuperSystem" marketing system and business combinations and acquisitions to grow as a real estate services company.

          2.   ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING

     Not Applicable.

          3. ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

     The Company's growth is largely attributable to business combinations and acquisitions. The Company was initially incorporated in 1995 for the purpose of merging with Management Dynamics, Inc. a publicly owned New Jersey corporation. Upon completing this merger, in November 1995, HomeLife purchased 100% of the issued and outstanding shares and partnership interests respectively of HomeLife Realty Services, Inc. and HomeLife Realty U.S. Limited Partnership (California) in exchange for common and preferred shares of the Company. At the time of this acquisition, the Company assumed contracts of the purchased entities to provide franchise services, as the franchisor, to approximately 60 real estate franchise offices.

     In August 1996, HomeLife Realty Services acquired 93.33% and 82.72% respectively of the outstanding stock of Michigan-based Red Carpet Keim and Guardian Home Warranty Company. With this acquisition, the Company acquired the franchise name "Red Carpet" for the state of Michigan, and began providing franchise services, as franchisor, to approximately 60 real estate offices of Red Carpet Keim. Guardian Home Warranty Company, a provider of home warranty coverage, changed its name to MaxAmerica Home Warranty Company in March 1999.

     In November 1996, the Company incorporated FamilyLife Realty Services, Inc. in Michigan as a wholly owned subsidiary.

     In January 1997, FamilyLife Realty Services, Inc. acquired the assets of Salt Lake City based franchisor, S & S Acquisition Corp. This acquisition included: (a) the trademarks "Red Carpet" for all states other than Michigan, and "National Real Estate Services"; (b) the licensing agreements of Red Carpet Real Estate Services and National Real Estate Services, adding approximately 58 real estate franchise offices for which the Company provides franchisor services; and (c) real estate computer technology entitled House by Mouse and Virtual Assistant. House by Mouse is an Internet based software system which real estate professionals and consumers may utilize to identify residential real estate listings according to geographical and other profile data, obtained by the Company's real estate offices. Virtual Assistant is an Internet based system utilized by HomeLife's agents to create marketing brochures and other literature.

     In August of 1997, the Company acquired the real estate operations and licensing agreements and trademarks of Network Real Estate, Inc., including its 12 Northern California real estate brokerage offices and its "high-end" luxury division of "International Estates," a Network Real Estate, Inc. trade name.

     In November 1997, HomeLife incorporated MaxAmerica Financial Services, Inc. MaxAmerica Financial Services, Inc. provides mortgage financing services to the Company's real estate customers. MaxAmerica Financial Services, Inc. acts as a mortgage brokerage while funding and processing the loans through Allstate Funding. MaxAmerica Financial Services, Inc. has a Joint Venture Agreement with Allstate Funding wherein Mortgage Capital Resources agrees to process and fund loans for MaxAmerica Financial Services, Inc. Allstate Funding is not affiliated with the Company.

     In February 1998, the Company acquired Builders Realty (Calgary) Ltd. Builders Realty (Calgary) is a two office residential real estate company located in Calgary, Alberta, Canada. Builders Realty (Calgary) Ltd. changed its trade name to HomeLife Builders Realty and operates as a wholly owned subsidiary of HomeLife, Inc.

     In April 1998, the company incorporated National Sellers Network, Inc., as a Nevada corporation, to function as a real estate licensing company for the National Real Estate Services trade name. National Sellers Network, Inc. is a wholly owned subsidiary of the Company. Also in April 1998, the company incorporated Red Carpet Broker Network, Inc., as a Nevada corporation, to function as a real estate licensing company for the Red Carpet Real Estate
Services trade name. Red Carpet Real Estate Services, Inc. is also a wholly owned subsidiary of the Company.

     In August 1998, the Company incorporated HomeLife Properties, Inc. as a Nevada corporation to function as a buyer and seller of real property. This company currently has no operations and is a wholly owned subsidiary of HomeLife.

     In September 1998, the company acquired the investment banking firm of Aspen, Benson & May, LLC. Aspen, Benson & May, LLC currently has no operations and the Company does not anticipate operating through this subsidiary during at least the next 12 months.

     In November 1998, the Company sold a master franchise in Germany.

     In January of 1999, the Company's Builders Realty (Calgary) Ltd. subsidiary purchased the assets and business of HomeLife Higher Standards, a real estate brokerage firm in Calgary, Alberta, Canada.

     As a consequence of the foregoing, the company presently operates through the following:

     o    Wholly-Owned Subsidiaries
          -------------------------

          HomeLife Realty Services, Inc., FamilyLife Realty Services, Inc., MaxAmerica Financial Services, Inc., Red Carpet Broker Network, Inc., National Sellers Network, Inc., Builders Realty (Calgary) Ltd. , Aspen Benson & May LLC., HomeLife California Realty, Inc. and HomeLife Properties, Inc.

     o    Majority-Owned Subsidiaries
          ---------------------------

          The Keim Group Ltd. and MaxAmerica Home Warranty Company - 93.33% and 82.72% respectively.

B.   BUSINESS OF ISSUER

     The company offers consumer-oriented real estate brokerage and finance services through subsidiaries and franchises. It presently operates in nine states in the United States and the province of Alberta, Canada.

     1.   PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKET

          A.   SERVICES AND LOCATIONS

     The Company maintains its corporate office in Newport Beach, California, and maintains regional offices in Troy, Michigan and Calgary, Alberta, Canada. HomeLife operates through various subsidiaries and companies servicing its franchised tradenames. Through its subsidiary, HomeLife Realty Services, Inc., the Company, services approximately 43 real estate offices in the State of California. Through Red Carpet Keim, the Company services approximately 52 real estate offices in the State of Michigan and through its tradenames, Red Carpet Real Estate Services, Network Real Estate and National Real Estate Services, services approximately 72 real estate offices in various states. The Company also operates two full service real estate brokerage offices in Calgary, Alberta, Canada, employing 62 agents, under the name "Builders Realty (Calgary) Ltd.". In addition to the above, the Company offers the following real estate services through its various subsidiaries:

     o FRANCHISE SERVICES - Name recognition, advertising, training, and recruiting for franchise offices.

     o MORTGAGE FINANCING - through its subsidiary, MaxAmerica Financial Services, Inc.

     o RETAIL REAL ESTATE BROKERAGE SERVICES - The Company owns and operates a full service retail real estate brokerage through its subsidiary Builders Realty (Calgary) Ltd.

     o HOME WARRANTY - HomeLife provides home warranty coverage through its subsidiary MaxAmerica Home Warranty Company.

          B.   FRANCHISE AND LICENSING OPERATIONS

     HomeLife operates its real estate services through franchises. The franchise allows independently operated real estate offices to have national brand name recognition and to share in regional advertising. HomeLife franchisor management periodically visits each real estate office to conduct in-house sales and marketing training. The franchisor also trains the real estate office manager on how to recruit new sales personnel.

     Franchises are granted to licensed brokers to operate under the business system and plan developed by HomeLife and to use one of the following HomeLife trademarks for such operations: HomeLife, HomeLife (Words & Design), HomeLife Realty Services and HomeLife Realty, and such other and substitute trade names, trademarks, service marks, graphics and logotypes as may from time to time be designated by HomeLife.

     Franchises are operated in Arizona, California, Florida, Illinois, Michigan, Nevada, New York, South Carolina, Texas, and Wisconsin and comprise approximately 167 offices. The franchise relationship is governed by the franchise offering circular applicable to the state in which the franchisee operates and according to the terms and conditions of the "Participating Independent Broker Franchise Agreement". The terms of the franchise agreements vary depending upon the market in which the franchisee operates. However, the typical initial franchise fee is $12,500 with each additional office's initial fee being $5,000. From time to time, HomeLife offers incentive or bonus plans to attract new franchise members. These programs may directly or indirectly decrease initial franchise fees of those franchisees entitled to such bonuses or incentives.

     The Franchise Agreement also requires the payment of "Other Fees." These fees include monthly franchise fees on a fixed fee or percentage of gross revenues basis, termed royalty fees and advertising contributions. Other fees also include transfer fees, training fees, interest on overdue accounts, fees related to accounting and bookkeeping system materials, and renewal fees. There are also fees that may be incurred under special circumstances such as indemnification responsibilities, insurance costs, costs of enforcing the franchise agreements and audit costs.

     In addition to the above fees, the franchisee has certain obligations under the Franchise Agreement including but not limited to compliance with standards and policies set forth in operating manuals, territorial development and sales quotas, initial and on-going training and certain advertising and participation requirements. In exchange for the franchisee's obligations and fees, HomeLife provides training programs, the use of its marketing system, its business system and plan, on-going education, advertising and general support to its franchisees.

     HomeLife also operates its business through licensing of the HomeLife trademarks. According to the terms of the standard licensing agreement, licensees are obligated to pay a membership fee to HomeLife's Red Carpet Real Estate Services in exchange for the right to use certain trademarks and service marks and to operate its business under the Red Carpet trade name to HomeLife, and HomeLife is obligated to provide these licensees with the right to use its proprietary trademarks and service marks.

          C.   MORTGAGE FINANCING

     The company offers mortgage brokerage services through it's subsidiary MaxAmerica Financial Services, Inc. Loan referrals are generated from the Company's real estate franchise offices, as well as through mortgage loan brokers. In this regard, MaxAmerica Financial Services, Inc. has established relationships with a number of loan funding sources to which it refers residential loan applicants. Prior to such referral, the Company qualifies prospective borrowers to assure compliance with existing loan underwriting criteria, selects the appropriate financing referral, and assists clients in preparing loan application packages.

          D.   RETAIL REAL ESTATE BROKERAGE SERVICES

     The company is engaged in providing real estate brokerage services to buyers and sellers of residential property through its subsidiary, Builders Realty (Calgary) Ltd., which comprises 2 offices in Calgary, Alberta, Canada. These operations are similar to those of franchisee, i.e. representing buyers and sellers in transactions, soliciting listings, providing comparison reports, preparing real estate purchase and sale agreements, marketing and advertising listed properties, assisting clients through the marketing, appraisal, inspection and closing process, and related services. The difference with Builders Realty (Calgary) Ltd. is that this is a company-owned operation, as opposed to a franchise.

          E.   HOME WARRANTY SERVICES

     The company offers home warranty coverage through its MaxAmerica Home Warranty Company. Home warranty coverage is typically purchased by the seller of the home, for the benefit of the purchaser. This coverage protects major appliances in the home for a period of up to one year from the date of purchase of the home. Repairs or replacements are contracted out to local repair companies.

     2.   DISTRIBUTION METHODS

     The Company's niche in the market is maintained through the development of its proprietary marketing system. This community based marketing system, called the "SuperSystem" replaces the outdated marketing methods of cold calling and door knocking to obtain real estate listings and potential buyers. The SuperSystem is made available to the Company's corporately owned and franchised brokerage offices. The elimination of cold calling and door knocking has attracted two types of franchisees; franchisees new to operating a franchise; and those who terminated other franchise agreements with the Company's competitors to become a franchisee of the Company.

     Management believes that the real estate market will continue to experience
sustained   growth.   HomeLife's   business  plan  includes  focusing  upon  the
acquisition of three types of real estate brokerage firms:

          o the continuing acquisition of real estate brokerage companies with 2 to 20 offices,

          o real estate companies who are financially weak and lack a good marketing system, and

          o real estate companies without strong name brand recognition, which could utilize the existing trademarks of HomeLife.

     In addition to this proprietary system, the acquisition by the Company of companies with both recognizable tradenames, such as Red Carpet, and existing franchise locations has enabled the company to gain immediate market share in its office locations.

     3.   STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

     None.

     4.   COMPETITION

     HomeLife faces competition from numerous companies, some of which are more established, benefit from greater market recognition, have greater financial and marketing resources, and a broader geographical base than the Company.

     The real estate franchise industry is large and composed of many other companies. Companies such as Century 21, Prudential, Coldwell Banker, Better Homes and Gardens, ERA, and RE/Max, provide services similar to the services provided by HomeLife. Such competition may diminish the Company's market share or its ability to gain entry into certain markets, and may consequently have a material adverse effect on the Company.

     Management believes that the Company has the following advantages over its competition:

     *    A unique lead generating system provided to its franchisees.

     * Lower cost of the Company's products to franchisees and the increased benefit realized from the placement of its advertising dollars.

     * Consistent use and acquisition of new technology to provide its services to its franchisees.

     5.   SOURCES AND AVAILABILITY OF RAW MATERIALS

     The Company is not dependent on any raw materials. As a service business, it relies primarily on the efforts of its employees and agents to generate sales. All software which comprises a material component of its services is developed through various outside contractors.

     6.   DEPENDENCE ON ONE OR FEW MAJOR CUSTOMERS

     The company offers its services primarily to consumers in the various regional markets where it maintains a presence, i.e. individual home owners, purchasers and buyers. As a consequence, its business activities are primarily transactional in nature and not dependent upon long-term relationships with customers. Further, as a retail-based business, its customer base is broad and diverse.

     7.   PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

     The Company owns more than 40 copyrights on unique marketing concepts which include printed materials for buying and selling property, and point of sale and sales follow up techniques. The Company licenses exclusive rights, from Jerome's Magic World, Inc., to use its exclusively developed animated characters for its real estate service business for a period of eight years commencing October 30, 1995 and ending October 30, 2003 at a cost of $10,000 per year. Thereafter, the license is automatically renewable for additional eight year periods at the fair market value. These characters include Jerome the Gnome, Crok `N Roll, The Waz, King D Lish and Rock Head.

     The Company  licenses the following  trademarks  from HomeLife  Securities,
Inc.: "Blueprint to Selling Your Home," "Blueprint to Buying a Home," "Family Life Realty Services," "Family HomeLife Realty Services," "Family HomeLife
Realty Services" (words only), "Focus 20/20" (words and design), "Higher Standards" (words only), "HomeLife" (words only), "HOMELIFE" (words and design), "HomeLife Higher Standards" (words and design), "HomeLife Realty Services," and "It's What Everyone's Looking For" (words only). These marks are licensed for a period of eight years at no cost to the company. The license commenced on October 30, 1995 and expires on October 30, 2003. Thereafter, the license may be renewed at fair market value for additional eight year periods.

    HomeLife has developed its Community Marketing SuperSystem, a lead-generating, community-based marketing system that eliminates cold calling and door-knocking used by traditional realtors. The marketing system involves use of the fictional character "Jerome the Gnome" and an accompanying cash sweepstakes. Jerome is a child-friendly mascot, a "child magnet" who appeals to children. Real estate offices hire a person to wear a life size "Jerome the Gnome" costume to act as HomeLife's goodwill ambassador at shopping malls, and community events, such as business openings, in parks and plazas to promote the HomeLife name. The Jerome the Gnome character and accompanying sweepstakes encourages clients to complete cards listing personal information and real estate needs. The sweepstakes is an annual, national sweepstakes offering a $25,000 cash prize. Through Jerome the Gnome, the Company attracts families, helping them identify their real estate needs, spreading goodwill and promoting HomeLife as the "Family Values Company". The system was developed over several years and test marketed successfully in 80 real estate offices in Southern California. Thousands of buyer and seller leads were generated for these affiliates, who in turn offer customers the opportunity to buy, sell, or re-finance their home or property.

     8.   NEED FOR GOVERNMENT APPROVAL

     The Company's franchise operations are subject to various state laws and regulations concerning the disclosure obligations of franchisors and other aspects of the relationship between franchisor and franchisee. In addition, all personnel who provide real estate brokerage and/or mortgage services are generally required to be licensed by the states and/or provinces in which such services are performed. Otherwise, no government approval is required for any of the Company's current operations.

     9.   EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT APPROVAL

     As noted above the company is required to comply with state laws governing franchise operations, and the Company's professional staff is required to be licensed by state real estate authorities. Otherwise, except for normal government regulation that any business encounters, the Company's business is not affected by any government regulations.

     10.  RESEARCH AND DEVELOPMENT COSTS

     HomeLife has no research or development costs outside of the expense of developing software for its internet applications, which are expensed in the year they occur.

     11.  COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENT LAWS AND REGULATIONS

     The Company is not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, the Company does not own any real property which would lead to liability as a land owner. Therefore, the Company does not anticipate that there will be any costs associated with the compliance of environmental laws and regulations.

     12.  EMPLOYEES

     As of the date of this registration statement, HomeLife employs 16 full-time employees. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company has approximately 167 franchise offices. The Company plans on hiring additional staff in the immediate future and in the long term, as needed, based on its growth rate.

     13.  RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities". SOP 98-5 was issued to provide guidance on financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. SOP 98-5 is effective for financial statements for years beginning after December 15, 1998. The company adopted the new requirements of SOP 98-5 in fiscal year 2000 and wrote off organization costs with net book value of $48,955.

ITEM 2 - PROPERTIES
-------------------

     The company leases a 2,630 square foot office in Newport Beach, California. The lease term expires in June, 2001. The company is obligated on leases for its other premises located in Troy, Michigan, which expires in January, 2002 and for two HomeLife Builders Realty offices located in Calgary, Alberta, Canada. The HomeLife Builders Realty leases expire in October, 2001 and August, 2002. Annual lease payments exclusive of property taxes and insurance for all locations through 2002 is $214,767.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

     The company is currently involved in two lawsuits.

     The company is involved in a lawsuit with Network Real Estate, Inc., a real estate broker, where Network Real Estate, Inc. has filed an action against the company claiming that the company has failed to pay Network Real Estate, Inc. the remaining balance of $80,000 pursuant to the Agreement for purchase of Network Real Estate, Inc. licensing agreements and trademarks. On March 7, 2000, the company filed a cross-complaint against Network Real Estate, Inc. and International Estates, Inc, claiming that they failed to provide ownership of International Estates trademark pursuant to the agreement. Settlement negotiations are in progress and if finalized as proposed, the company will be dismissed from the complaint by Network Real Estate, Inc. and Network Real Estate, Inc. will pursue the company's claims against International Estates, Inc. Pursuant to the settlement negotiations, Network Real Estate, Inc. did submit 146,667 common shares for cancellation totaling to $58,667 on October 1, 1999. In management's opinion, this matter will not have a material effect on the financial position of the company.

     On April 15, 1999, the Company, as plaintiff, filed an action in the Court of Queen's Bench of Alberta, Canada. The action is against the sellers of Builders Realty (Calgary) Ltd., seeking to reduce the purchase price paid for Builders Realty (Calgary) Ltd., namely 36,000 shares of the Company's common stock, totalling $158,040 and $158,040 cash for a total purchase price of $316,000. The defendants, Cecil Avery and Joyce Travis, have filed a counter lawsuit for damages of $238,275 (CN$356,699). In management's opinion, this matter will not have a material affect on the financial position of the company.

     Management believes that there are no other material litigation matters pending or threatened against the company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.

                                     PART II
                                     -------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     A.   MARKET INFORMATION

     The Company's common stock is traded in the over-the-counter bulletin board under the symbol HMLF.

     The following table sets forth the high and low bid prices for the Company's common stock for fiscal years 1999 and 2000 (ended May 31), by quarter. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:

     --------------------------------------------------------------------
                   1999                 High               Low
     --------------------------------------------------------------------
     Quarter ended
          August 31                     $ 2.85             $ 1.25
          November 30                   $ 1.45             $ 0.31
          February 28                   $ 0.66             $ 0.31
          May 31                        $ 0.57             $ 0.32
     --------------------------------------------------------------------
                   2000
     --------------------------------------------------------------------
     Quarter ended
          August 31                     $ 0.42             $ 0.31
          November 30                   $ 0.34             $ 0.20
          February 28                   $ 0.30             $ 0.17
          May 31                        $ 1.05             $ 0.17
     --------------------------------------------------------------------

     B.   HOLDERS

     As of May 31, 2000, there were approximately 1,006 holders of the Company's Common Stock, as reported by the Company's transfer agent.

     C.   DIVIDENDS

     The Company has not paid any dividends on its Common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future. The Company has paid $3,120 in Preferred dividends on its Class AA Preferred stock for the period ended May 31, 1999, and $2,520 in Preferred dividends on its Class AA Preferred stock for the period ended May 31, 2000. The reduction in dividends is due to the conversion of Preferred stock into Common stock.

     D.   RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

     The Company has not sold any unregistered securities over the 12 month period ended May 31, 2000.

     Earlier sales of unregistered securities are disclosed in the Company's Form 10-SB.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

     The following is management's discussion and analysis of HomeLife's financial condition and results of operations for the fiscal years ended May 31, 2000 and 1999. Detailed information is contained in the financial statements included with this document. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The following table sets forth, for the periods indicated, selected financial information for the Company.

OVERVIEW

     HomeLife, Inc. is a real estate services provider including franchisor and licensor. HomeLife, Inc. utilizes both its proprietary "Super System" marketing system and its business combinations and acquisitions to fuel development as a fast growing real estate services company. The Company has experienced growth primarily through its acquisitions of and combinations with various other companies. This includes the acquisition in August 1996 of the Keim Group of Companies and MaxAmerica Home Warranty Company (Michigan) adding 60 real estate offices and a home warranty company in Michigan. In 1997, the Company purchased certain assets of S & S Acquisition Corp., providing the company with Red Carpet Real Estate Services and National Real Estate Services, adding 58 real estate offices. The acquisition of the real estate computer technology of House by Mouse and Virtual Assistant provided the Company with the ability to enhance its Internet communication services to its franchises. In July 1997, the Company acquired the licensing agreements, trademarks and franchise offices of Network Real Estate, Inc. This acquisition provided the Company with an additional 12 offices in Northern California and access to the "high-end" luxury division of "International Estates". In February 1998, the Company acquired Builders Realty (Calgary), Ltd., providing access to the Alberta, Canada market in both retail real estate and mortgage loans. On September 15, 1998, the Company purchased the stock of the investment banking firm of Aspen, Benson and May, LLC for Common stock.

     From time to time, the Company has entered into strategic alliances with various companies in order to explore the cross-marketing of their services to customers of the Company or its franchises. To date, these strategic alliances have not included any funding agreements or other liabilities on the part of the Company. Since the end of its last fiscal year, HomeLife has formed strategic alliances with Home Value Check, LLC, and Allstate Funding. Home Value Check, LLC provides Internet based appraisals for lenders and consumers of the Company's services. Allstate Funding provides loan processing and underwriting for MaxAmerica Financial Services, Inc., the real estate mortgage brokerage subsidiary of HomeLife.

     Management believes the growth fueled by these acquisitions and combinations will continue to fuel growth in 2000. However, certain key factors that are necessary in maintaining and exceeding the current growth rates are as follows:

     o    Acquiring national recognition by acquiring regional franchises;
     o    Targeting high achieving-high market share regional brokerage houses;
     o    Continually updating its marketing techniques; and
     o    Improving services available to its franchises.

PLAN OF OPERATION

     HomeLife's business plan is to acquire, as the franchisor or master franchisor, regional real estate brokerage companies throughout North America. The newly acquired companies will have the choice of retaining their regional identities, or changing their name to a HomeLife brand. This allows the companies to enjoy the benefits of its regional identity while at the same time securing the support of a publicly traded national real estate company. HomeLife also intends to introduce mortgage banking as a service to agents and brokers. The Company intends to enter into the business by way of merger, acquisition, joint venture or strategic alliance. It also intends to provide a variety of ancillary real estate related products and services to the industry over the next five years. Such services will include beginning to offer title and escrow services; and entering into other areas such as an Internet shopping mall. Expanding into ancillary services will allow the Company to use its franchise network to market other products and services to the existing customers. While the Company has currently implemented some of these plans, there is no assurance that the Company will complete all of these plans or that it will continue providing such services.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, selected financial information for the Company:

================================================================================
                                                Year Ended          Year Ended
                                               May 31, 2000        May 31, 1999
                                                 (audited)           (audited)
--------------------------------------------------------------------------------
Statement of Operations Data
     Revenue                                    $ 3,450,918         $ 4,154,125
     Net Loss                                   $  (761,413)        $  (960,120)
     Net Loss per share                         $      (.15)        $      (.23)
--------------------------------------------------------------------------------
Balance Sheet Data
     Current Assets                             $   612,027         $   984,507
     Total Property & Equipment, Net            $   414,679         $   480,993
     Total Assets                               $ 2,292,943         $ 3,135,293
     Total Current Liabilities                  $   626,977         $   882,844
     Accumulated Deficit                        $(2,989,096)        $(2,227,683)
     Total Stockholder's Equity                 $ 1,230,114         $ 1,660,605
================================================================================

FISCAL YEAR ENDED MAY 31, 2000 (AUDITED) COMPARED TO FISCAL YEAR ENDED MAY 31, 1999 (AUDITED)

     REVENUES. The Company generated gross sales of $3,450,918 for the fiscal year ended May 31, 2000 compared to gross sales of $4,154,125 for the fiscal year ended May 31, 1999. Revenue by business segment is shown below:

                              For the year ended          For the year ended
                              May 31, 2000                May 31, 1999

                              Amount             %        Amount             %
                              ------             -        ------             -
Real estate brokerage       $2,036,892          59.0    $2,632,251          63.4
Royalty fees                   679,365          19.7       720,574          17.3
Franchise fees                 112,128           3.2        61,600           1.5
Mortgage financing              90,520           2.6       199,451           4.8
Home warranty sales            255,522           7.5       228,353           5.5
Other                          276,491           8.0       311,896           7.5
                            ----------    ----------    ----------    ----------
TOTAL                       $3,450,918         100.0    $4,154,125         100.0

The largest decrease in revenue from fiscal year 1999 was from real estate brokerage. This decrease of $595,359 from $2,632,251 for the fiscal year ended May 31, 1999 to $2,036,892 for the fiscal year ended May 31, 2000 accounted for the majority of the overall decrease in revenue between the years. During the current year, the Company lost approximately 10 brokers to retirement in the Calgary office of Builders Realty. The total number of brokers in that office at May 31, 2000 was 62 who generated lower sales than in the prior year.

Royalty fees decreased from $720,574 in fiscal year 1999 to $679,365 for fiscal year 2000. This decrease of 6% relates to some royalty fees that were reduced upon renewal in accordance with industry practices as well as fewer franchise offices in the current year. The current year total number of franchise offices was 167 offices compared to 180 offices in the prior year.

Franchise fees were $112,128 and $61,600 for the fiscal years ended May 31, 2000 and 1999, respectively. Although the number of franchises sold were 14 in fiscal year 2000 and 12 in fiscal year 1999, the prior year franchise revenue was lower due to a write down related to the master franchise in Germany.

Revenue from mortgage financing was $108,931 or 55% lower for the year ended May 31, 2000 compared to 1999. The Company financed 25 loans in fiscal year 2000 compared to 85 loans financed in fiscal year 1999. The decrease in number of loans financed and associated revenue was due to the loss of an in house sales representative responsible for selling the mortgage financing. The position was vacant for almost half of the fiscal year and replaced shortly before the fiscal year end.

Home warranty sales were $259,350 and $228,353 for the fiscal years ended May 31, 2000 and 1999, respectively. This increase of $30,997, or 14%, results from an increase in the number of warranty contracts sold from 712 in fiscal year 1999 to 753 in fiscal year 2000. The Company hired an outside sales representative in fiscal year 2000 which accounted for the increase in number of contracts sold.

     DIRECT COSTS. Direct costs for the year ended May 31, 2000 was $2,127,237 compared to $2,791,997 for the year ended May 31, 1999. Consistent with the decrease in revenues mainly attributable to lower real estate brokerage revenues, direct costs is lower in the current year due to lower sales commissions associated with this revenue.

     GROSS PROFIT PERCENTAGE. Gross profit percentage increased from 33% for the year ended May 31, 1999 to 38% for the year ended May 31, 2000. This increase is primarily due to lower real estate commissions earned and paid to brokers and agents in fiscal year 2000. Lower commissions were earned in the current year due to the decrease in real estate brokerage sales.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits were comparable at $637,485 and $641,981 for the fiscal years ended May 31, 2000 and 1999, respectively. Although the Company has three more full time employees at year end than in the prior year, the timing of their hiring has brought the expense to a comparable amount with prior year.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased from $1,158,249 for the year ended May 31, 1999 to $894,568 for the year ended May 31, 2000. The decrease was primarily due to a decrease in the use of outside consultants and an overall monitoring of Company expenses.

     OCCUPANCY COSTS. Occupancy costs increased $9,618 or 6%, from fiscal year 1999. This increase results from annual increases as stated in the occupancy lease agreements.

     FINANCIAL. Financial costs for the year ended May 31, 2000 were $57,268 compared to $103,923 for the year ended May 31, 1999. Prior year financial costs were higher due to the write down of promotional marketing materials, approximately $103,000.

     AMORTIZATION. Amortization of intangibles for the year ended May 31, 2000 increased $87,650 to $328,864 from $241,214 for the year ended May 31, 1999. This increase in the current year is the result of the Company adopting SOP 98-5 and due to the reduction in the estimate of the useful lives of the trademarks and franchise rights from 20 years to 10 years in 1999. The adoption of SOP 98-5 amounted to a write off of organization costs with net book value of $48,955 and the change in the estimate amounted to approximately an additional $36,000 amortized during the current year.

     MINORITY INTEREST. The reduction in net loss due to minority interest was $11,462 for the year ended May 31, 2000 due to a combined net loss for Keim and MaxAmerica Home Warranty. In the prior year, these two companies combined for a net profit, which generated minority interest as an expense item, reducing the net income amount.

     PREFERRED DIVIDENDS. Preferred Dividends were $2,520 in the year ended May 31, 2000 versus $3,120 for the year ended May 31, 1999. This decrease of $600 was due to the conversion of preferred stock into common stock.

     LIQUIDITY AND CAPITAL RESOURCES. HomeLife's primary source of liquidity is positive cash flow from its current operations. In addition it has 3,750 shares of Voice Mobility Inc. as a marketable security, and lines of credit with two banks in the amounts of CN$50,000 and $25,000. The capital requirements of the Company are for operating expenses and to service and use of its lines of credit. The Company has recorded a loss on its marketable security as the share price has declined in the public market from the purchase share price. The Company has recorded significant operating losses in the prior three years. These losses are primarily due to amortization and depreciation of acquisitions made in prior years, loss on investments made in prior years, and write down of marketing materials purchased in prior years. Cash flow is cumulatively positive for the past three years, and it is projected that operations for the coming years can be funded out of future cash flows. The company does not have any derivative instruments or hedging activities therefore, the company believes that SFAS No. 133 will have no material impact on the company's financial statements or notes thereto.

     FOREIGN OPERATIONS. Foreign operations consist of the sale of a master franchise agreement to an individual in Germany. Payment for this agreement were scheduled to be made in 12 quarterly payments beginning in October 1999. Only partial payments have been received, however, and the company is now in negotiations with the obligor to re-structure this obligation. Continued default of this agreement will deprive the Company of the anticipated payments, but is anticipated to have no adverse consequences to the operations of the Company, since it has no commitments of capital of other resources to its foreign operations.

YEAR ENDED MAY 31, 1999 (AUDITED) COMPARED TO THE YEAR ENDED MAY 31, 1998 (RESTATED).

        REVENUES. The Company generated gross sales of $4,154,125 for the year ended May 31, 1999 compared to gross sales of $1,968,628 for the year ended May 31, 1998. Revenue by business segment is shown below:

                               For the year ended          For the year ended
                               May 31, 1999                May 31, 1998

                               Amount            %         Amount            %
                               ------            -         ------            -
Real estate brokerage        2,632,251          63.4       647,279          32.9
Royalty fees                   720,574          17.3       788,446          40.0
Franchise fees                  61,600           1.5       126,500           6.4
Mortgage financing             199,451           4.8             0             0
Home warranty sales            228,353           5.5       261,552          13.3
Other                          311,896           7.5       144,851           7.4
                            ----------    ----------    ----------    ----------
TOTAL                        4,154,125         100.0     1,968,628         100.0
                            ==========    ==========    ==========    ==========

This significant increase in revenue of $2,185,497 was primarily due to an increase in real estate commission from Builders Realty (Calgary), Ltd., which was acquired late in 1998. At the time of the acquisition there were approximately 80 sales representatives associated with Builders Realty, (Calgary) Ltd. In May 1999, there were approximately 70 sales representatives in the office. This decrease in sales representatives was the result of the loss of approximately 50 sales representatives over that period, offset by the addition of 40 sales representatives from the acquisition of HomeLife Higher Standards in January 1999.

Royalty fees decreased from $788,446 for the year ended May 31, 1998 to $720,574 for the year ended May 31, 1999. Although the number of franchise offices remained approximately the same at 180 offices, the royalty fees on some contracts were reduced by approximately 10% upon renewal in accordance with industry practices.

Franchise fees decreased from $126,500 for fiscal year 1998 to $61,600 for fiscal year 1999. This decrease was primarily due to the sale of two master franchises for $65,000 in 1998 with no comparable sales in 1999. The number of franchises sold was 12 in 1998 and 1999.

Revenue from mortgage financing was $199,451 for the year ended May 31, 1999 from the financing of 85 loans. There was no mortgage financing revenue for the year ended May 31, 1998. Loan fees are recognized as income when the loan is closed and funded at the close of escrow.

Home warranty sales decreased from $261,552 for the year ended May 31, 1998 to $228,353 for the year ended May 31, 1999. Although the number of warranty contracts sold increased from 601 in 1998 to 712 in 1999, the average cost of the contract decreased, resulting in lower home warranty sales for 1999. The decrease in the average cost per contract was an effort to stay competitive in the market while attempting to generate higher volume.

     GROSS PROFIT PERCENTAGE. Gross profit percentage decreased from 59.0% for the year ended May 31, 1998 to 32.8% for the year ended May 31, 1999. This decrease is primarily due to higher real estate commissions earned and higher real estate commissions paid to brokers and agents in 1999. Real estate commissions paid to brokers are approximately 95% of real estate commissions earned, and the higher the real estate commissions earned are, as a percentage of total sales, the lower the gross profit percentage.

     DIRECT COSTS. Direct costs for the year ended May 31, 1999 was $2,791,997 compared to $805,542 for the year ended May 31, 1998. This increase of $1,986,455 was primarily due to the increase in sales commissions paid to agents of HomeLife Builders Realty, as a result of higher real estate commissions generated.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits for the year ended May 31, 1999 were $641,981 compared to $479,165 for the year ended May 31, 1998. This increase of $162,816 was primarily the result of paying salaries to employees of Builders Realty, (Calgary) Ltd., for a full year in 1999, versus paying salaries for a partial year in 1998.

     GENERAL AND ADMINISTRATIVE. General and administrative costs for the year ended May 31, 1999 were $1,158,249 versus $477,393 for the year ended May 31, 1998. This increase of $680,856 was primarily due to an increase in the use of outside consultants, an increase in computer expenses, a write down of $150,498 of a note receivable.

     OCCUPANCY COSTS. Occupancy costs for the year ended May 31, 1999 was $166,263 compared to $108,559 for the year ended May 31, 1998. This increase of $57,704 was primarily the result of rent paid for a full year in 1999 versus paying rent for a partial year in 1998 for Builders Realty, (Calgary) Ltd .

     FINANCIAL. Financial costs for the year ended May 31, 1999 were $103,923 compared to $67,806 for the year ended May 31, 1998. The increase in fiscal year 1999 mainly relates to a write down of approximately $103,000 related to promotional marketing materials.

     AMORTIZATION. Amortization of intangibles for the year ended May 31, 1999 was $241,214 compared to $194,112 for the year ended May 31, 1998. This increase of $47,102 was primarily the result of amortizing the cost of the purchase of Builders Realty, (Calgary) Ltd. for a full year in 1999 versus amortizing the cost for a partial year in 1998 and changing the estimate of the remaining useful life of all trademarks and franchise rights from 20 years to 10 years.

     MINORITY INTEREST. The reduction in net income due to minority interest was $7,498 for the year ended May 31, 1999 versus $9,177 for the year ended May 31, 1998. This decrease of $1,679 was due to lower revenues for The Keim Group Ltd., partially offset by higher revenues from MaxAmerica Home Warranty Company.

     PREFERRED DIVIDENDS. Preferred dividends were $3,120 in fiscal year 1999 versus $13,000 for fiscal year 1998. This decrease of $9,880 was due to the conversion of Preferred stock into Common stock.

                           PART II - OTHER INFORMATION

ITEM 7. FINANCIAL STATEMENTS
----------------------------

     The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     HomeLife, engaged the accounting firm of Schwartz Levitsky Feldman llp as its accountant in May 1999. We had no previous relationship with the accounting firm, and did not consult with them in any manner. The previous accounting firm was Biller, Frith-Smith & Archibald. The change in accounting firms was primarily due to the illness, and incapacitation of a partner at the predecessor firm. The accountant's report of the past two years contained no adverse opinion or disclaimer of opinion. The decision to change accountants was made by the management of the Company, and approved by the Board of Directors of the Company. There was no disagreement with the former accountant on accounting principles or practices or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

     The directors and officers of the company are as follows:

NAME                      AGE       POSITION
----                      ---       --------

Andrew Cimerman           52        President and Director

Terry A. Lyles, Ph.D.     41        Director

F. Bryson Farrill         72        Director

Charles Goodson           45        Vice President

Marie May                 33        Chief Financial Officer and Secretary

ANDREW CIMERMAN, 52, PRESIDENT AND DIRECTOR, has held the positions of Director and President since April 1996. For 7 years prior thereto, he was the founder and majority shareholder of HomeLife Securities, Inc. and its wholly owned subsidiary HomeLife Realty Services, Inc. Mr. Cimerman is the founder, President and majority shareholder of: Simcoe Fox Developments, Ltd., a private development company located in Toronto, Ontario, Canada; HomeLife Cimerman Real Estate Ltd., a Toronto based real estate company; Jerome's Magic World, Inc., the owner of certain animated characters; and, majority shareholder and President of Realty World America, Inc. Mr. Cimerman owns HomeLife Realty Services Inc., a Canadian affiliate which operates a real estate franchise company in Canada. HomeLife Securities is a separate company from HomeLife, Inc. and HomeLife Securities licenses certain "HomeLife" trademarks and service marks to HomeLife, Inc. Mr. Cimerman brings over 30 years of real estate service experience to the company, and is a strong and committed leader focused on the growth and success of the company.

TERRY A. LYLES, PH.D, 41, DIRECTOR joined the company as a director in August 1997. Dr. Lyles is a national and international speaker and trainer to professional athletes, Fortune 500 Companies, schools, universities and public audiences. Dr. Lyles' program is to reach people around the world with the message of "balance and excellence." For the past 16 years, Dr. Lyles has traveled across the United States and around the world conveying this profound message of "Life Accountability" and "A Better You." Dr. Lyles has conducted a weekly radio program "A Better You" since May 1, 1994, which is currently heard by over 1 million people in 65 nations. Dr. Lyles holds a Ph.D degree in Psychology from Wayne State University in Detroit, Michigan.

F. BRYSON FARRILL, 72, DIRECTOR joined the company as a director in February 1997. Mr. Farrill has been in the securities industry for the past 33 years. Mr. Farrill has held various senior positions, including that of President and Chairman of McLeod, Young, Weir International, an investment dealer in Toronto, Canada. He was also the Chairman of Scotia McLeod (USA) Inc. for eleven years. Mr. Farrill's broad experience is not only utilized in the United States and Canada but has served to direct the expansion of McLeod, Young, Weir Ltd. into Europe and Asia through an extensive network of branch offices.

CHARLES GOODSON, 45, VICE PRESIDENT has been employed by the company, or its subsidiary companies since March 1992. Mr. Goodson had 16 years of commercial banking experience prior to joining HomeLife Realty Services. He is a licensed realtor. Mr. Goodson earned his B.S. degree in Business Administration from California State University, Northridge.

MARIE M. MAY, 33, CHIEF FINANCIAL OFFICER AND SECRETARY has been with the company since July 2000. Ms. May has 11 years experience in finance & accounting mainly related to small emerging businesses. Prior to joining HomeLife Ms. May was Chief Financial Officer for Medical Data International, Inc, a provider of healthcare business information. Ms. May is a certified public accountant and received her B.S. degree in Accounting from Pepperdine University in 1989.

(B)  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 2000 fiscal year, all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

     (A)  SUMMARY OF COMPENSATION

     The following officers of the Company receive the following annual cash salaries and other compensation:

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------
                            Annual Compensation                       Long Term Compensation
                            -------------------                       ----------------------
                                                                      Awards                   Payouts
                                                                      ------                   -------
                                                           Other
Name                                                       Annual     Restricted
and                                                        Compen-    Stock        Options     LTIP       All Other
Principal Position          Year      Salary      Bonus    sation     Awards       SARs        Payouts    Compensation
----------------------------------------------------------------------------------------------------------------------
Andrew Cimerman,            2000      $20,000       -         -          -            -           -             -
President, Director

Charles Goodson Vice        2000      $84,000       -         -          -            -           -             -
President

Marie M. May, Chief         2000      $30,000       -         -          -            -           -             -
Financial Officer,
Secretary

F. Bryson Farrill,          2000        *(1)        -         -          -            -           -           4,000
Director

Terry A. Lyles, Director    2000        *(1)        -         -          -            -           -           4,000

All Officers and            2000      $134,000      -         -          -            -           -           8,000
Directors as a group
----------------------------------------------------------------------------------------------------------------------

(1) Mr. Farrill and Mr. Lyles each have an option to purchase 50,000 shares of the company's common stock. These options are fully vested and may be exercised at the price of $3.00 per share.

     (B)  OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

          None.

     (C)  AGGREGATE OPTIONS/SAR GRANTS

     While the company has not enacted a formal stock option plan for its directors and senior executives, the company has granted certain directors and officers options to purchase common stock of the company. Board of Directors members, Mr. F. Bryson Farrill and Dr. Terry Lyles, were granted options to purchase 50,000 shares of common stock of the company each. The exercise price of the option is $3.00 per share. These options are fully vested and exercisable. Former employee, Gabrielle Jeans, has been granted an option to purchase 30,000 shares of common stock at the exercise price of $5.00 per share. Ms. Jeans' options are also fully vested and exercisable.

     The following table describes the above options:

----------------------------------------------------------------------------------------------------------------------------------
                                        Shares           Value       Number of Unexercised       Value of Unexercised In-the-money
Name                                  Acquired On      Realized    Options/sars of Fy-end (#)        Options/sars of Fy-end ($)
                                      Exercise (#)        ($)      Exercisable/unexercisable         Exercisable/unexercisable
----------------------------------------------------------------------------------------------------------------------------------
F. Bryson Farrill, Director             50,000             0                 50,000                             $3.00
----------------------------------------------------------------------------------------------------------------------------------
Terry Lyles, Ph.D., Director            50,000             0                 50,000                             $3.00
----------------------------------------------------------------------------------------------------------------------------------
Gabrielle Jeans, Former employee        30,000             0                 30,000                             $5.00
----------------------------------------------------------------------------------------------------------------------------------
Total                                  130,000             0                130,000                                --
----------------------------------------------------------------------------------------------------------------------------------

     (D)  LONG TERM INCENTIVE PLAN (LTIP)

     None.

     (E)  COMPENSATION OF DIRECTORS

     During the current fiscal year, F. Bryson Farrill, and Terry Lyles, Ph.D., both directors, were each issued 10,000 shares of the Company's common stock as compensation for their services. These shares were issued at the fair market value, which amounted to $.40 per share for a total of $4,000 compensation to each director.

     (F)  EMPLOYMENT AGREEMENTS

     On October 25, 1995 the Company entered in an employment agreement with Andrew Cimerman. The agreement is for a five year term, with an option to renew it for another five years. Mr. Cimerman's duties under the agreement include performing all those executive and managerial duties that are necessary for running and directing the Company's operations.

     (G)  REPORT ON RE-PRICING OF STOCK OPTIONS/SARS

     Over the last fiscal year, the Company has not re-priced any of its previously granted stock options/SARs.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of May 31, 2000: (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group.

NAME AND ADDRESS                AMOUNT AND NATURE               PERCENT OF CLASS
OF BENEFICIAL OWNER             OF BENEFICIAL OWNER(1)

Andrew Cimerman(2)                    2,949,594(3)                      52%
Marie M. May(2)                               0                          0
Charles Goodson(2)                            0                          0
F. Bryson Farrill(2)                     60,000(4)                       1%
Terry Lyles(2)                           60,000(4)                       1%

All Officers and
Directors as a group                  3,069,594                         54%

------------------

1. Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
2.   c/o Company's  address:  4100 Newport Place,  Suite 730,  Newport Beach, CA
     92660.
3. 249,594 of these shares are held in the name of Cimerman Real Estate Ltd. Cimerman Real Estate Ltd. was created as a Real Estate Sales Company. Mr. Cimerman has certain voting powers associated with the shares held by Cimerman Real Estate Ltd., as 100% of the financial benefits derived from the shares held by Cimerman Real Estate Ltd. are for the benefit of Mr. Cimerman.
4.   Includes 50,000 options to purchase Common Stock

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

B.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Cimerman is President and majority shareholder of HomeLife Cimerman Real Estate Ltd. HomeLife Cimerman Real Estate Ltd.'s business activities consist of real estate sales in Toronto, Canada. The activities of HomeLife Cimerman Real Estate Ltd. are managed by the on-site management. These activities do not demand a large portion of Mr. Cimerman's time and effort. Any corporate opportunities that would be available to both the Company and to HomeLife Cimerman Real Estate Ltd. is presented to HomeLife's Board of Directors for consideration and for approval by a disinterested majority of the Board of Directors.

     The President and majority shareholder of the Company, Andrew Cimerman is the sole shareholder and President of Realty World America, Inc. Realty World America, Inc. is a real estate services company providing services to franchises. Any transactions undertaken by Mr. Cimerman on behalf of Realty World America, Inc. which may constitute a corporate opportunity are first presented to the company's board of directors for approval by a disinterested majority.

     Mr. Cimerman is also the sole shareholder of Jerome's Magic World, Inc., the owner of certain characters licensed to the company. The license of these characters to the Company is for an eight year term expiring in October 2003, at $10,000 per year to the Company. Thereafter it is renewable for additional eight year terms at the fair market value. Mr. Cimerman is sole shareholder and President of HomeLife Securities, Inc. HomeLife Securities, Inc. licenses certain "HomeLife" trademarks and service marks to the Company. The term of the licensing agreement is eight years commencing October 1995 at no cost to the Company. Thereafter, the license is renewable for additional eight year terms at the fair market value.

     Mr. Cimerman is President and majority shareholder of Simcoe Fox Developments. Simcoe Fox Developments' business activities consist of holding real estate investment property. The activities of Simcoe Fox Developments does not demand a large portion of Mr. Cimerman's time and effort, and any corporate opportunities that would be available to both the company and to Simcoe Fox Developments is presented to HomeLife's Board of Directors for consideration and for approval by a disinterested majority of the Board of Directors.

     The Company was formed through the purchase of HomeLife Realty Services, Inc., and HomeLife Realty U.S. Limited Partnership from Andrew Cimerman, the current President of the Company. Mr. Cimerman received 10,000 shares of Class A Preferred stock with certain voting power and with a face value of $1,000,000 for the sale of HomeLife US Partnership to the Company, and 2,500,000 shares of Common stock for the sale of HomeLife Realty Services, Inc. to the Company.

                                     PART IV
                                     -------

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (A)  EXHIBITS

3.1 Articles of Incorporation of HomeLife, Inc., a Nevada corporation, dated October 9, 1995*
3.2 Certificate of Amendment of Articles of Incorporation of HomeLife, Inc., a Nevada corporation, dated July 2, 1997*
3.3 Certificate of Amendment of Articles of Incorporation of HomeLife, Inc., a Nevada corporation, dated September 1, 1998*
3.4    Bylaws of HomeLife, Inc., dated October 10, 1995*
4.1    Certificate of Designated Class A Preferred Stock*
4.2    Certificate of Designated Class AA Preferred Stock*
10.1 Lease Agreement dated November 1, 1996 for the office located in Calgary, Alberta, Canada*
10.2 Lease Agreement dated September 1, 1997 for the office located in Airdrie, Alberta, Canada*
10.3 Lease Agreement dated January 15, 1999 for the office located in Newport Beach, California*
10.4 Lease Agreement dated April 12, 1990 for the office located in Newport Beach, California*
10.5 First Addendum to Lease dated April 12, 1990 for the property located in Newport Beach, California*
10.6 Second Addendum to Lease dated July 8, 1993 for the property located in Newport Beach, California*
10.7 Third Addendum to Lease dated July 17,1996 for the property located in Newport Beach, California*
10.8   Builder's Realty Stock Purchase Agreement dated February 27, 1998*
10.9 Agreement for Purchase of Network Real Estate, Inc. Licensing Agreement and Trademarks, dated June 12, 1998*
10.10  Stock Purchase Agreement, dated July 23, 1998*
10.11  Asset Purchase Agreement, dated January 16, 1997*
10.12  Option Agreement, dated July 10, 1996*
10.13  Asset Purchase Agreement, dated April 13, 1998*
10.14  Loan Purchase Agreement, dated July 7, 1998*
10.15  Agreement and Plan of Acquisition, dated April 15, 1996*
10.16  Agreement and Plan of Acquisition, dated April 15, 1996*
10.18  Form of Participating Independent Broker Franchise Agreement*
10.19  Form of Broker Membership Agreement*
10.20  Stock Purchase Agreement, dated September 10, 1998*
10.21  Employment Agreement between HomeLife, Inc. and Andrew Cimerman*
10.22 Trademark License Agreement between HomeLife, Inc. and Jerome's Magic World, Inc.*
10.23  HomeLife  Higher  Standards Asset Purchase  Agreement,  dated January 20,
       1999*
10.24 Acquisition Agreement between Bright Financial Corporation and MaxAmerica Financial Services, Inc.*
21     List of Subsidiaries*

---------------------------
*Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on November 2, 1999.

     (B)  REPORTS ON FORM 8-K

     The Company has not filed any Form 8-K Report over the last fiscal year.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELIFE, INC.
Registrant

By: /s/ Andrew Cimerman                         Date:  September 8, 2000
    -----------------------------                      -----------------
    Chief Executive Officer,
    President, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Cimerman                         Date:  September 8, 2000
    -----------------------------                      -----------------
    Chief Executive Officer,
    President, Director

                                 HOMELIFE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       AS OF MAY 31, 2000 AND MAY 31, 1999

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                                 HOMELIFE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       AS OF MAY 31, 2000 AND MAY 31, 1999

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS


                                TABLE OF CONTENTS


Report of Independent Auditors                                                 1

Consolidated Balance Sheets                                                    2

Consolidated Statements of Operations                                          3

Consolidated Statements of Cash Flows                                          4

Consolidated Statements of Stockholders' Equity                                5

Notes to Consolidated financial statements                                6 - 27

SCHWARTZ LEVITSKY FELDMAN LLP
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Homelife, Inc.

We have audited the accompanying consolidated balance sheets of Homelife, Inc. (incorporated in Nevada) as of May 31, 2000 and 1999 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years then ended May 31, 2000 and 1999. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homelife, Inc. as of May 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles in the United States of America.


Toronto, Ontario                                   Schwartz Levitsky Feldman llp
August 4, 2000                                             Chartered Accountants


     | 1167 Caledonia Road
     | Toronto, Ontario M6A 2X1
     | Tel: 416 785 5353
     | Fax: 416 785 5663

HOMELIFE, INC.
Consolidated Balance Sheets
As at May 31, 2000 and 1999
(Amounts expressed in U.S. dollars)
                                                          2000            1999
                                                            $               $
ASSETS
CURRENT ASSETS

   Cash                                                  248,064         327,637
   Marketable securities, at fair value                   20,625         194,875
   Accounts receivable (note 3)                          116,700         168,033
   Notes receivable (note 4)                             176,000         215,803
   Prepaid expenses and deposits (note 5)                 50,638          78,159
                                                     ---------------------------
                                                         612,027         984,507

PROPERTY AND EQUIPMENT (note 6)                          414,679         480,993

GOODWILL (note 7)                                        643,790         661,273

OTHER ASSETS (note 8)                                    372,630         666,203

CASH HELD IN TRUST (note 9)                              249,817         342,317
                                                     ---------------------------

                                                       2,292,943       3,135,293
                                                     ===========================

HOMELIFE, INC.
Consolidated Balance Sheets
As at May 31, 2000 and 1999
(Amounts expressed in U.S. dollars)
                                                          2000            1999

                                                            $               $
LIABILITIES
CURRENT LIABILITIES

Bank indebtedness (note 10)                              14,000          16,960
Accounts payable (note 11)                              346,597         459,662
Advances from a stockholder (note 12)                        -          143,472
Note payable                                                 -           10,000
Reserve for warranty                                     58,461          51,500
Dividends payable                                         5,770           4,170
Deferred revenue                                        202,149         197,080
                                                    ---------------------------
                                                        626,977         882,844
                                                    ---------------------------

DEFERRED REVENUE                                        154,119         206,149

TRUST LIABILITY (note 9)                                249,817         342,317

MINORITY INTEREST                                        31,916          43,378
                                                    ---------------------------
                                                      1,062,829       1,474,688
                                                    ---------------------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK (note 13)                               1,036,629       1,043,288

ADDITIONAL PAID IN CAPITAL (note 13)                  3,182,304       2,846,093

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS)(note 16)                                   277          (1,093)

DEFICIT                                              (2,989,096)     (2,227,683)
                                                    ---------------------------

                                                      1,230,114       1,660,605
                                                    ---------------------------

                                                      2,292,943       3,135,293
                                                    ===========================

The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC.
Consolidated Statements of Operations
For the years ended May 31, 2000, 1999 and 1998
(Amounts expressed in U.S. dollars)

                                        2000            1999            1998
                                          $               $               $
REVENUE

Royalty and franchise fees              791,493         782,174         914,946
Warranty fees                           255,522         228,353         261,552
Mortgage financing fees                  90,520         199,451              -
Real estate brokerage                 2,036,892       2,632,251         647,279
Other income                            276,491         311,896         144,851
                                     ------------------------------------------
                                      3,450,918       4,154,125       1,968,628

DIRECT COSTS                          2,127,237       2,791,997         805,542
                                     ------------------------------------------
                                      1,323,681       1,362,128       1,163,086
                                     ------------------------------------------
EXPENSES

Salaries and fringe benefits            637,455         641,981         479,165
General and administrative              894,568       1,158,249         477,393
Occupancy                               175,881         166,263         108,559
Financial                                57,268         103,923          67,806
Amortization                            328,864         241,214         194,112
                                     ------------------------------------------
                                      2,094,036       2,311,630       1,327,035
                                     ------------------------------------------

LOSS BEFORE MINORITY INTEREST          (770,355)       (949,502)       (163,949)

Minority interest                        11,462          (7,498)         (9,177)
                                     ------------------------------------------

LOSS BEFORE INCOME TAXES               (758,893)       (957,000)       (173,126)

Income taxes (note 14)                       -               -               -
                                     ------------------------------------------

NET LOSS                               (758,893)       (957,000)       (173,126)

Preferred dividends                      (2,520)         (3,120)        (13,000)
                                     ------------------------------------------

NET LOSS APPLICABLE TO COMMON
   SHARES                              (761,413)       (960,120)       (186,126)
                                     ==========================================
BASIC AND FULLY DILUTED LOSS
   PER COMMON SHARE                       (0.15)          (0.23)          (0.05)
                                     ==========================================
WEIGHTED-AVERAGE NUMBER
     OF COMMON SHARES                 4,940,155       4,255,557       3,944,707
                                     ==========================================

HOMELIFE, INC.
Consolidated Statements of Cash Flows
For the years ended May 31, 2000, 1999 and 1998
(Amounts expressed in U.S. dollars)

                                                               2000         1999        1998
                                                                 $            $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     (758,893)    (957,000)    (173,126)
Adjustments to reconcile net loss to net cash provided
    by (used in) used in operating activities
Depreciation and amortization                                 328,864      241,214      194,112
Minority interest                                             (11,462)       7,498        9,177
Loss on trading securities                                     90,731      103,125           --
Stock based compensation                                           --       38,500       79,341
Changes in reserve for warranty                                 6,961        7,600      (10,100)
Decrease in accounts receivable                                51,333       63,677      395,449
(Increase) decrease in notes receivable                        39,803      235,357     (711,160)
(Increase) decrease in prepaid expenses                        27,521      212,722     (172,023)
Increase (decrease) in accounts payable                      (113,065)     234,994       59,080
(Increase) decrease in deferred revenue                       (46,961)        (932)     246,770
                                                           ------------------------------------
                                                             (385,168)     186,755      (82,480)
                                                           ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                           (10,162)     (44,088)     (14,702)
Sale of marketable securities                                  83,519           --           --
Acquisition of goodwill                                            --           --     (158,040)
Acquisition of trademarks                                          --      (42,061)          --
                                                           ------------------------------------
                                                               73,357      (86,149)    (172,742)
                                                           ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by (required for) bank indebtedness              (2,960)      16,960       (4,478)
Cash required for notes payable                               (10,000)          --       (9,792)
Cash (required for) provided by advances from stockholder    (143,472)     (24,904)     180,332
Cash provided by issuance of capital stock                    388,220       22,275       82,500
Cash required for dividends                                      (920)      (9,930)      (2,020)
                                                           ------------------------------------
                                                              230,868        4,401      246,542
                                                           ------------------------------------
EFFECT OF FOREIGN CURRENCY
     EXCHANGE RATE CHANGES                                      1,370       (1,093)          --
                                                           ------------------------------------

NET INCREASE (DECREASE) IN CASH                               (79,573)     103,914       (8,680)
Cash, beginning of year                                       327,637      223,723      232,403
                                                           ------------------------------------

CASH, END OF YEAR                                             248,064      327,637      223,723
                                                           ------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION
Interest paid                                                   2,387          254        3,004
                                                           ====================================

Income taxes paid                                              16,000           --        5,089
                                                           ====================================

HOMELIFE, INC.
Consolidated Statements of Stockholders Equity
For the years ended May 31, 2000, 1999 and 1998
(Amounts expressed in U.S. dollars)

                                                                Class A              Class AA
                                           Common Stock   Preference Stock-6%  Preferred Stock-8%  Paid in  Accumulated  Cumulative
                                         Shares    Amount  Shares    Amount     Shares    Amount   Capital     Deficit   translation
                                                      $                 $                    $        $           $           $
BALANCE, MAY 31, 1997                   3,920,785   3,920  10,000   1,000,000      --         --  2,424,804  (1,081,437)       --

Issuance of common stock (note 13)        576,690      61      --          --      --         --    207,321          --        --
Issuance of preferred stock (note 13)          --      --      --          --     325    162,500         --          --        --
Compensation and licensing arrangement         --      --      --          --      --         --     30,000          --        --
Net loss applicable to common shares           --      --      --          --      --         --         --    (186,126)       --
                                        --------------------------------------------------------------------------------------------
BALANCE, MAY 31, 1998                   4,497,475   3,981  10,000   1,000,000     325    162,500  2,662,125  (1,267,563)       --

Issuance of common stock (note 13)         66,750      67      --          --      --         --     30,708          --        --
Compensation and licensing
  arrangement                                  --      --      --          --      --         --     30,000          --        --
Conversion of preferred stock
  to common stock (note 13)               239,707     240      --          --    (247)   123,260         --          --
Foreign currency translation                   --      --      --          --      --         --         --          --    (1,093)
Net loss applicable to common shares           --      --      --          --      --         --         --    (960,120)       --
                                        --------------------------------------------------------------------------------------------
BALANCE, MAY 31, 1999                   4,803,932   4,288  10,000   1,000,000      78     39,000  2,846,093  (2,227,683)   (1,093)

Issuance of common stock (note 13)        820,756     828      --          --      --         --    298,724          --        --
Compensation and licensing arrangement         --      --      --          --      --         --     30,000          --        --
Conversion of preferred stock to
  common stock (note 13)                   12,670      13      --          --     (15)    (7,500)     7,487          --        --
Foreign currency translation                   --      --      --          --      --         --         --          --     1,370
Net loss applicable to common shares           --      --      --          --      --         --         --    (761,413)       --
                                        --------------------------------------------------------------------------------------------
BALANCE, MAY 31, 2000                   5,637,358   5,129  10,000   1,000,000      63     31,500  3,182,304  (2,989,096)      277
                                        ============================================================================================

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

1.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

     These consolidated financial statements consolidate, using the purchase method, the accounts of the company and its subsidiaries listed below:

     a)   Wholly-owned subsidiaries

          HomeLife Realty Services, Inc., FamilyLife Realty Services, Inc., MaxAmerica Financial Services, Inc., Red Carpet Broker Network, Inc., National Sellers Network, Inc., Homelife Builders Realty (Calgary) Ltd, Aspen Benson & May Investment Bankers LLC., Homelife California Realty, Inc. and Homelife Properties, Inc.

     b)   Majority-owned subsidiaries

          The Keim Group Ltd. ("Keim") and MaxAmerica Home Warranty Company ("MaxAmerica") - 93 1/3% and 82.72% respectively.

          On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these consolidated financial statements include the financial results of the subsidiaries to May 31, 2000, 1999 and 1998.

          Business acquisitions by the company since June 1, 1997 were as follows:

          a)   Effective  on August 20,  1997,  the  company  acquired  the real estate operations, including the licencing agreements and trademarks, of Network Real Estate, Inc., a real estate broker, for $100,000 as follows:

               Cash                                                $     10,000
               Note payable, 8%, due October 25, 1997                    10,000
               160 Class AA convertible, redeemable preferred
                  shares of the company carrying 8% cumulative
                  dividend; convertible after 12 months from
                  date of issue (see note 13)                            80,000
                                                                   ------------
                                                                        100,000

               Less:  146,667 common shares submitted for
                  cancellation on October 1, 1999 totaling
                  $58,667.  Accordingly trademarks recorded
                  were reduced by $58,667 (see note 13 and 15)          (58,667)
                                                                   ------------
                                                                   $     41,333
                                                                   ============

               The company had the option of buying back the Class AA Preferred shares at $5 per share prior to August 20, 1998 but did not exercise the option.

               The assets acquired were recorded as trademarks and will be amortized over 10 years on a straight-line basis

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

1.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION (cont'd)

     b) On February 27, 1998, the company acquired all issued shares of Builders Realty (Calgary) Ltd., a Canadian real estate broker, for $316,080 as follows:

          Cash                                                     $    158,040
          36,000 Common shares of the company                           158,040
                                                                   ------------
                                                                   $    316,080
                                                                   ============

          The company agreed to issue additional common shares to stockholders should the market price per common share be less than $5 after 12 months from date of issue, so that the market value of total common shares issued for this acquisition would be $158,040. (see notes 13 and 15)

          The assets acquired were recorded as follows:

          Net tangible current assets                              $     25,900
          Goodwill                                                      290,180
                                                                   ------------
                                                                   $    316,080
                                                                   ============

          The goodwill will be amortized over 40 years on a straight-line line basis.

     c) On September 15, 1998, the company purchased all the issued shares of an inactive holding company, Aspen Benson and May Investment Bankers LLC., for common stock in the amount of $77,500 to be issued in January 2000. At the time of purchase, Aspen Benson and May Investment Bankers LLC. had negligible assets and revenue.

          Effectively, the acquisition allowed the company to pay the vendor a salary of $77,500 from September 10, 1998 to December 31, 1999 by the issuance of the company's common stock.

          The company has recorded a salary expense of $45,000 in May 31, 1999 and $32,500 in May 31, 2000, with the corresponding liability satisfied by the issuance of common stock in January 2000.

          The number of common shares to be issued was based on the average month end stock price for the company for September 1998 to December 1999.

     d) On January 20, 1999, Builders Realty (Calgary) Ltd. purchased the real estate brokerage business including licensing agreements and trademarks of HomeLife Higher Standards, a franchise owned by a party unrelated to the company, operating in Calgary, Alberta, Canada, for $42,061 cash in fourteen monthly instalments of $2,714 and a final payment of $4,065.

          The assets acquired were recorded as follows:

          Trademarks                                               $     42,061
                                                                   ============

          These trademarks will be amortized over 10 years on a straight-line basis.

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

1.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION (cont'd)

     e) During the fiscal year May 31, 1998, the company acquired, by cash of $5,000 in total, all issued shares of several newly incorporated companies. These new companies include MaxAmerica Financial Services, Inc. which will be originating real estate loans, Homelife California Realty, Inc. which will be a full service real estate operation, Homelife Properties, Inc. which will be a real estate holding company and Red Carpet Broker Network, Inc. and National Sellers Network, Inc., which will be licensing real estate brokerages

          Business acquisitions by the company prior to June 1, 1997 were as follows:

          a)   Prior to June 1, 1997, the company acquired the following:

               The net assets of Homelife U. S. Partnership, a real estate operation, for $1,000,000.

               All the issued shares of Homelife Realty Services, Inc., a real estate operation, for $250,000.

               93 1/3% and 82.72% respectively of the issued common shares of The Keim Group, Ltd. and Guardian Home Warranty Company (subsequently re-named MaxAmerica Home Warranty Company), real estate and home warranty operations, for $766,250.

               The net assets of S & S Acquisition Corp. a real estate operation, for $400,000.

               All the issued shares of Familylife Realty Services, Inc., a newly incorporated company to engage in real estate operations, for $1,000.

               Homelife U.S. Partnership and Homelife Realty Services Inc. were entities owned by a company controlled by the president of
               Homelife, Inc. The assets acquired below are reflected at historical cost and no goodwill was reflected on these acquisitions.

          b)   The combined assets acquired were as follows:

               Current assets                                      $    162,000
               Note receivable                                          494,899
               Prepaid printed advertising materials                    320,000
               Property and equipment                                   369,696
               Goodwill                                                 409,142
               Trademarks and franchise rights                          661,513
                                                                   ------------
                                                                   $  2,417,250
                                                                   ============

               The combined consideration given was as follows:

               Cash                                                $    583,893
               10,000 Class A Preferred shares - par value of $100 1,000,000 2,616,662 Common shares -
                  - par value of $0.001                                   2,617
                  - paid in capital                                     830,740
               Warrant (see note 13)                                         --
                                                                   ------------
                                                                   $  2,417,250
                                                                   ============

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     i)   Principal Activities

          HomeLife, Inc. together with its subsidiaries is a leading provider of services to the real estate and mortgage loan industries. The company engages in the following activities:

          The company franchises full service real estate brokerage offices and provides operational and administrative services to its franchisees under the names, HomeLife Realty Services, National Real Estate Service, Red Carpet Real Estate Services, Red Carpet Keim, Network Real Estate and International Estates Inc.

          The company is a mortgage financing services provider through its subsidiary, MaxAmerica Financial Services, Inc.

          The company owns and operates a full service retail real estate brokerage through its subsidiary, Builders Realty (Calgary) Ltd.

          The company is a provider of home warranty coverage through its subsidiary, Guardian Home Warranty Company.

     ii)  Significant Group Concentrations of Credit Risk

          The company's accounts receivable and notes receivable are primarily from franchisees in the real estate brokerage industry.

     iii) Cash and Cash Equivalents

          Cash and cash equivalents include cash on hand, amounts due to banks and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

     iv)  Marketable Securities

          Marketable securities represent trading securities which have been reflected at their fair market value at the year end.

     v)   Other Financial Instruments

          The carrying amount of the company's other financial instruments approximates fair value because of the short maturity of these instruments or the current nature of interest rates borne by these instruments.

     vi)  Long-term Financial Instruments

          The fair value of each of the company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the company's current borrowing rate for similar instruments of comparable maturity would be.

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     vii) Amortization of Property and Equipment

          Amortization   of  property  and  equipment  is  provided   using  the
          straight-line method as follows;

          Furniture and fixtures                    7 years
          Computer equipment and software           7 years
          Leasehold improvements                    7 years
          Automobile                                4 years

     viii) Goodwill

          Goodwill is the excess of cost over the value of tangible assets acquired. It is amortized on the straight-line basis over 40 years.

     ix)  Amortization of Other Assets

          Amortization of other assets is on a straight-line basis over their estimated useful lives as follows:

          Trademarks and franchise rights          10 years (20 years in 1998)

     x)   Impairment

          The company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of May 31, 2000, management expects its long-lived assets to be fully recoverable.

     xi)  Revenue Recognition

          Income from the sale of franchises is recognized over a 5-year period. Master franchise agreement fees are recognized over 10 years Royalty income stemming from the gross commissions on the sales of real estate by the franchise offices is recognized at the date of receipt; this is due to the complexity of attempting to forecast the actual closing date of the properties. Warranty income is recognized over the term of the contract which is usually 12 months; anticipated obligations which represent incurred but not reported losses (IBNR) under these warranty have been recorded as reserve for warranty and are based on past loss experience. Real estate brokerage income is recognized at the close of escrow. Loan fees are recognized as income when the loan is closed and funded at the close of escrow. Revenue received or receivable, from the sale of franchises, master franchises and warranties, which is not recognized as income is recorded on the balance sheet as deferred revenue.

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     xii) Income taxes

          The company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. In addition, the company is required to record all deferred tax assets, including future tax benefits of capital losses carried forward, and to record a "valuation allowance" for any deferred tax assets where it is more likely than not that the asset will not be realized.

     xiii) Stock-Based Compensation

          In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for consolidated financial statements for fiscal years beginning after December 15, 1995. The company has adopted the disclosure provisions of SFAS No. 123 for employee stock based compensation. Accordingly, compensation cost for stock option is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over he amount an employee must pay to acquire the stock. See note 13 (f) for a summary of the pro-forma EPS determined as if the company had applied FAS No. 123. The company's stock option plan prior to 1997 which vested immediately and therefore there are no expense amounts to be reflected in the current consolidated financial statements. The company will use the fair value approach for stock option plan granted to non-employees according to EITF 96-18. There were no stock options granted to non-employees in fiscal years 2000 and 1999.

     xiv) Foreign Currency Translation

          Builders Realty (Calgary) Ltd., a wholly-owned subsidiary, maintains its books and records in Canadian dollars. Balance sheet accounts are translated using closing exchange rates in affect at the balance sheet date and income and expenses accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates or at any other certain rates. Adjustments resulting from the translation are included in foreign currency translation in stockholders' equity.

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     xv) Net Income (loss) and Fully Diluted Net Income (loss) Per Weighted Average Common Stock

          Net income  (loss) per common stock is computed by dividing net income
          (loss) for the year by the weighted average number of common stock outstanding during the year.

          Fully diluted net income (loss) per common stock is computed by dividing net income (loss) for the year by the weighted average number of common stock outstanding during the year, assuming, except where the result would be anti-dilutive, that all convertible preferred shares were converted, the contingent common stock were issued, the warrant was exercised and the stock options granted were exercised (see note 13).

     xvi) Use of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     xvii) Recent Accounting Pronouncements

          In 1998, the company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 requires companies to disclose comprehensive income in their consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as the change in unrealized appreciation (depreciation) of securities. SFAS 131 established new standards for reporting operating segments, products and services, geographic areas and major customers. Segments are defined consistent with the basis management used internally to assess performance and allocate resources.

          On March 4, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software developed or obtained for internal use." SOP 98-1 was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for consolidated financial statements for years beginning after December 15, 1998. In 1999, the company adopted the new requirements of SOP 98-1 which did not have a significant effect on net earnings during that year.

          In 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities". SOP 98-5 was issued to provide guidance on financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. SOP 98-5 is effective for consolidated financial statements for years beginning after December 15, 1998. The company adopted the new requirements of SOP 98-5 in the fiscal year 2000 and wrote off organization costs with net book value of $48,955.

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     xvii) Recent Accounting Pronouncements (cont'd)

          In June 1998 SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" was issued, to be effective for fiscal quarters and fiscal years beginning after June 15, 2000 but this was extended to fiscal years beginning January 1, 2001 by SFAS No. 137. The company does not have any derivative instruments or hedging activities, therefore the company believes that SFAS No. 137 will have no material impact on the company's consolidated financial statements or notes thereto.

3.   ACCOUNTS RECEIVABLE
                                                             2000         1999
                                                               $            $

     Accounts receivable                                   121,950      195,523
     Less:  Allowance for doubtful accounts                 (5,250)     (27,490)
                                                        -----------------------

     Accounts receivable, net                              116,700      168,033
                                                        =======================

4.   NOTES RECEIVABLE
                                                             2000         1999
                                                               $            $

     Note receivable from a franchisee arising from the
     sale of an existing franchise agreement. The note
     is unsecured and bears interest at a rate of 3%
     per year. The note is payable on demand.              176,000      200,000

     Note receivable from a franchisee arising from the
     sale of a master franchise agreement. Note is
     unsecured and non-interest bearing. The note is
     discounted at the rate of 6% and is payable in
     annual instalments due through the year 2003. The
     note receivable was been written down to net
     realizable value. The note receivable was received
     during the year.                                           --        5,303

     Notes receivable from franchisees for franchise
     fees. These notes are unsecured, non-interest
     bearing and payable in instalments over one year.
     The notes receivable has been written off during
     the year.                                                  --       10,500
                                                        -----------------------
                                                           176,000      215,803

     Less:  Current portion                                176,000      215,803
                                                        -----------------------
                                                                --           --
                                                        =======================

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

5.   PREPAID EXPENSES AND DEPOSITS
                                                             2000         1999
                                                               $            $

     Promotional materials and supplies                     42,302       50,120
     Prepaid expenses                                           -        13,451
     Deposits                                                8,336       14,588
                                                        -----------------------
                                                            50,638       78,159
                                                        =======================

6.   PROPERTY AND EQUIPMENT
                                                             2000         1999
                                                               $            $

     Furniture and fixtures                                336,147      277,579
     Computer equipment and software                       625,926      625,599
     Leasehold improvements                                 28,398        9,270
     Automobile                                             19,865       19,865
                                                        -----------------------
     Cost                                                1,010,336      932,313
                                                        =======================

     Less: Accumulated amortization

     Furniture and fixtures                                233,956      157,606
     Computer equipment and software                       324,177      272,525
     Leasehold improvements                                 17,659        1,324
     Automobile                                             19,865       19,865
                                                        -----------------------
                                                           595,657      451,320
                                                        -----------------------
     Net book value                                        414,679      480,993
                                                        =======================

     Amortization for the year amounted to $76,476 ($127,806 in 1999).

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

7.   GOODWILL
                                                             2000         1999
                                                               $            $

     Cost                                                  699,322      699,322
     Less:   Accumulated amortization                       55,532       38,049
                                                        -----------------------
                                                           643,790      661,273
                                                        =======================

     Amortization for the year amounted to $17,483 ($17,482 in 1999).


8.   OTHER ASSETS
                                                             2000         1999
                                                               $            $

     Trademarks and franchise rights                       702,846      761,513
     Organization costs                                    106,462      106,462
                                                        -----------------------
     Cost                                                  809,308      867,975
                                                        -----------------------
     Less:   Accumulated amortization
             Trademarks and franchise rights               330,216      144,265
             Organization costs                            106,462       57,507
                                                        -----------------------
                                                           436,678      201,772
                                                        -----------------------
     Net book value                                        372,630      666,203
                                                        =======================

     Amortization for the year amounted to $234,906 ($95,926 in 1999).

9.   CASH HELD IN TRUST AND TRUST LIABILITY

     Cash held in trust are deposits received in connection with the opening of escrow accounts for the sale of real estate. The deposits are recorded as trust liabilities and are refunded when the real estate is sold or the escrow is closed according to the terms of the escrow agreement.

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

10.  BANK INDEBTEDNESS

     At May 31, 2000 and 1999, the company's available line of credit under the bank loan agreement amounted to $33,400 (CDN$50,000). The operating credit facility bears interest at the bank's prime lending rate plus 2% per annum with interest payable monthly. As security, the company has provided a general assignment of book debts, a general security agreement constituting a first charge over all present and future personal property of the company, a subordination agreement with respect to amounts owed by the borrower to the shareholders of $33,400 (CDN$50,000), and a guarantee by the major shareholder of the company of $33,400 (CDN$50,000).

     At May 31, 2000, the Company had an available line of credit under the bank loan agreement amounting to $25,000. The unsecured operating credit facility bears interest at rate of 16% per annum.

     There were $14,000 funds borrowed as at year end

11.  ACCOUNTS PAYABLE

                                                             2000         1999
                                                               $            $

     Trade payable                                         262,126      377,375
     Accrued expenses                                       84,471       82,287
                                                        -----------------------
                                                           346,597      459,662
                                                        =======================

12.  ADVANCES FROM A STOCKHOLDER

     The advances were from the company's president and majority stockholder, were non-interest bearing, were without specific terms of repayment. Had the advances been valued at the current value of cash flows at the company's current rate of borrowing, the advances would be valued at $164,125 in 1999. Interest of $8,218 would have been imputed for 1999. During the year, 502,594 common shares were issued towards repayment of the advances from the stockholder.

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

13.  CAPITAL STOCK

     a)   Authorized

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

          10,000,000 Common shares of $0.001 par value

          Issued
                                                             2000         1999
                                                               $            $
          10,000   Class A Preferred shares              1,000,000    1,000,000
              63   Class AA Preferred shares (78-1999)      31,500       39,000
       5,637,358   Common shares (4,803,932-1999)            5,129        4,288
                                                        -----------------------
                                                         1,036,629    1,043,288
                                                        =======================

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

13.  CAPITAL STOCK (cont'd)

     b) Shares issued during the years ended in May 31, 2000, 1999 and 1998 were as follows:

                                                               Capital  Paid in
                                                    Number      stock   capital
                                                                  $        $
          i)   Class AA Preferred shares

               On August 20, 1997, 160 Class AA
               Preferred shares were issued to
               acquire the business of Network
               Real Estate Inc. (see note 1)           160     80,000      --

               During the year ended May 31,
               1998, 165 class AA Preferred
               shares were issued for cash             165     82,500      --
                                                  ------------------------------
                                                       325    162,500      --
                                                  ==============================

               On October 7, 1998, 247 Class AA
               Preferred shares were converted
               to 239,707 common shares at
               their face value                       (247)  (123,500)     --
                                                  ==============================

               On September 30, 1999, 15 Class
               AA preferred shares were
               converted to 12,670 common
               shares at their face value              (15)    (7,500)     --
                                                  ==============================

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

13.  CAPITAL STOCK (cont'd)

     b) Shares issued during the years ended in May 31, 2000, 1999 and 1998 were as follows:

                                                               Capital   Paid in
                                                    Number      stock    capital
                                                                  $         $
          ii)  Common shares

               On February 27, 1998, the
               company issued 36,000 common
               shares for $158,040 to acquire
               the issued shares of Builders
               Realty (Calgary) Ltd. (see
               note 1)                              36,000         36   158,004

               During the year ended May 31,
               1998, 25,690 common shares were
               issued in consideration of
               services rendered at the fair
               market value of the shares
               issued                               25,690         25    49,317

               During the year ended May 31,
               1998, 250,000 common shares were
               issued for promissory notes,
               non-interest bearing, payable on
               October 8, 2000, totaling
               $485,000                            250,000        250   484,750

               During the year ended May 31,
               1998, 265,000 common shares were
               issued for promissory notes,
               non-interest bearing, payable on
               October 8, 2000, totaling
               $250,000                            265,000        265   249,735

               Promissory note receivable,
               due October 8, 2000                      --       (250) (484,750)

               Promissory note receivable,
               due October 8, 2000                      --       (265) (249,735)
                                                  ------------------------------

                                                   576,690         61   207,321
                                                  ==============================

               On October 8, 1999, the Company signed an agreement with a former director who had the $250,000 promissory note disclosed in (b)
               (ii).   The  agreement   allowed  the  Company  to  exchange  the
               promissory note for 100,000 shares of Pioneer Growth Corp. ("Pioneer"), a company non-affiliated with the former director. However, the former director could re-acquire the Pioneer shares within one year by paying $250,000 in cash, or returning the 265,000 shares of HomeLife common stock initially acquired. In addition, the former director has guaranteed the value of the Pioneer shares would be at least $250,000 on October 8, 2000, or he would make up the difference in value in cash or by exercising his option to return HomeLife shares equal to the amount.

               In light of the option provided to the former director to return all of part of the HomeLife shares initially acquired as well as his right to re-acquire the Pioneer shares, the Company will continue to reflect the promissory note receivable until the option and the right expires on October 8, 2000. At that time, the Company will either record the Pioneer shares as an asset at their fair value, or the cash received in place of the Pioneer shares. Any shares of HomeLife common shares received in settlement of the note will be cancelled.

               In the event that the issuer fails to make up for any diminution in the fair value of the Pioneer shares, the Company will cancel a proportionate number of its common shares previously issued to issuer. If the Company continues to own Pioneer shares subsequent to October 8, 2000, the Company will reflect any changes in fair value through earnings on a quarterly basis.

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

13.  CAPITAL STOCK (cont'd)

     ii)  Common shares   (cont'd)
                                                               Capital   Paid in
                                                    Number      stock    capital
                                                                  $         $
          During the year ended May 31, 1999,
          7,250 common shares were issued in
          accordance with the agreement for the
          acquisition of Keim and MaxAmerica
          (note 1)                                   7,250          7        (7)

          During the year ended May 31, 1999,
          10,000 common shares were issued in
          consideration of services rendered at
          the fair market value of the shares
          issued                                    10,000         10     8,490

          During the year ended May 31, 1999.
          49,500 common shares were issued. The
          fair market value of the shares at
          the time of issue was $22,275             49,500         50    22,225
                                                  ------------------------------
                                                    66,750         67    30,708
                                                  ==============================
          On October 7, 1998, the company
          issued 239,707 common shares for
          $123,500 on the conversion of 247
          Class AA preferred shares                239,707        240   123,260
                                                  ==============================

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

13.  CAPITAL STOCK (cont'd)

     ii)  Common shares (cont'd)
                                                               Capital   Paid in
                                                    Number      stock    capital
                                                                  $         $
          On October 1, 1999, the company
          cancelled 146,667 common shares for
          the value of $58,667 (note 1 (a))       (146,667)      (147)  (58,520)

          During the year ended May 31, 2000,
          502,594 common shares were issued
          towards repayment of advances from
          the stockholder (note 12)                502,594        502   142,970

          During the year ended May 31, 2000,
          472,614 common shares were issued in
          consideration of services rendered at
          the fair market value of the shares
          issued                                   472,614        473   214,275

          During the year ended May 31, 2000,
          5,000 common shares were issued. The
          fair market value of the shares at
          the time of issue was $1,100.              5,000          5     1,095

          During the year ended May 31, 2000,
          12,785 common shares were cancelled.
          The fair market value of the shares
          at the time of cancellation was
          $2,173.                                  (12,785)       (12)   (2,161)

          Net subscription receivable/(payable)         --          7     1,065
                                                  ------------------------------
                                                   820,756        828   298,724
                                                  ==============================
          On September 30, 1999, the company
          issued 12,670 common shares for
          $7,500 on the conversion of 15 Class
          AA preferred shares                       12,670         13     7,487
                                                  ==============================

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

13.  CAPITAL STOCK (cont'd)

     c)   Contingent shares to be issued

          In the purchase agreement for the acquisition of Builders Realty (Calgary) Ltd., the Company issued common stock as part of the purchase price (see note 1). The value of the common stock issued was set at $5 per share which was substantially higher than the current market value. The company agreed that if the actual market value of the stock did not reach $5 per share within one year, the stockholders of Builders Realty (Calgary) Ltd., would be issued either additional common shares of Homelife, Inc. or cash to complete the transaction (see note 15).

     d)   Warrant

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

     e)   Stock options

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

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

13.  CAPITAL STOCK (cont'd)

     f)   Stock option plan

          As at May 31, 2000, options to various employees of the company to acquire 130,000 common stock had been granted under the stock option plan with the following terms:

          100,000 common shares at $3 per share, granted in February, 1998, vested and exercisable for 5 years

          30,000 common shares at $5 per share, granted in September, 1998, vested and - exercisable for 5 years

          Pro-forma information regarding net income and earnings per share is required by FAS No. 123 - "Accounting for Stock Based Compensation" and has been determined as if the company had accounted for its employee stock options based on fair values at the grant date for options granted. The Company's pro-forma information for the year ended May 31, 2000 and 1999 would have been as follows:

                                              2000        2000         1999        1999
                                       ----------- -----------  ----------- -----------
                                       AS REPORTED   PRO-FORMA  AS REPORTED   PRO-FORMA
                                       ----------- -----------  ----------- -----------
                                                $           $            $           $

          Net loss                       (761,413)   (761,413)    (960,120)  (1,082,974)
          Basic and fully diluted loss
                per common share            (0.15)      (0.15)       (0.23)      (0.25)

          The fair value of each option grant used for purposes of estimating the pro-forma amounts summarized above is based on the grant date using the Black-Scholes option pricing model and the following assumptions: the risk-free interest rates used was 5%, expected dividends was 0%; expected life was 5 years; and expected volatility ranged from 54% to 59%. The weighted-average grant date fair value of options granted during 1999 was $5.00; and 1998 was $3.00. Compensation cost for stock options granted in fiscal year 1998 would have been less than $6,000 and was not considered material.

     g)   Earnings per share

          The fully diluted earnings per share does not include the issuance of shares which would be anti-dilutive arising from the following:

          i.    Conversion of 10,000 Class A preferred shares to common shares
          ii.   Conversion of 63 Class AA preferred shares to common shares
          iii. Exercise of warrant which entitles holder to acquire 200,000 common shares at $6 per share
          iv. Exercise of stock options to acquire 130,000 issuance of common shares
          v.    Common stock which may be required [note 13(c)]

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

14.  INCOME TAXES
                                               2000          1999          1998
                                                 $             $             $

     a)   Current                                -             -             -
          Deferred                               -             -             -
                                           -------------------------------------
                                                 -             -             -
                                           =====================================

     b)   The components of deferred income taxes are comprised as follows:

          Losses carried-forward            665,000       465,000       165,000
          Valuation allowance              (665,000)     (465,000)     (165,000)
                                           -------------------------------------
                                                 -             -             -
                                           =====================================

     c) At May 31, 2000. The company had non-capital losses available for carry-forward of approximately $1,950,000. These losses expire after May 31, 2007.


15.  CONTINGENT LIABILITIES

     i) The company is involved in a lawsuit with Network Real Estate, Inc., a real estate broker, where Network Real Estate, Inc. has filed an action against the company claiming that the company has failed to pay Network Real Estate, Inc. the remaining balance of $80,000 pursuant to the Agreement for purchase of Network Real Estate, Inc. licensing agreements and trademarks [see note 1 (a)]. On March 7, 2000, the company filed a cross-complaint against Network Real Estate, Inc. and International Estates, Inc, claiming that they failed to provide ownership of International Estates trademark pursuant to the agreement. Settlement negotiations are in progress and if finalized as proposed, the company will be dismissed from the complaint by Network Real Estate, Inc. and Network Real Estate, Inc. will pursue the company's claims against International Estates, Inc. Pursuant to the settlement negotiations, Network Real Estate, Inc. did submit 146,667 common shares for cancellation totaling to $58,667 on October 1, 1999 [see note 1 (a)]. In management's opinion, this matter will not have a material effect on the financial position of the company.

     ii) The company is involved in a lawsuit with the sellers of Builders Realty (Calgary) Ltd. to reduce the purchase price paid for Builders Realty (Calgary) Ltd. The sellers of Builders Realty (Calgary) Ltd. have filed a counter lawsuit for damages of $238,275 (Cdn$356,699). In management's opinion, this matter will not have a material affect on the financial position of the company.

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

16.  COMPREHENSIVE INCOME

     The company has adopted statement of financial accounting standards No. 130 "Reporting Comprehensive Income" as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the consolidated financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                              2000          1999          1998
                                                $             $             $

     Net loss                              (758,893)     (957,000)     (173,126)
     Other comprehensive (loss) gain
     Foreign currency translation
       adjustments                            1,370        (1,093)          -
                                           -------------------------------------
     Comprehensive loss                    (757,523)     (958,093)     (173,126)
                                           =====================================

17.  SEGMENTED INFORMATION

     Segmented information has been provided for the company on the basis of different geographic areas and different services. The revenue for Canada is substantially all derived from real estate brokerage.

     a)   Revenue by Geographic Area
                                                2000         1999        1998
                                                  $            $           $

          United States of America           1,165,289    1,324,230   1,280,735
          Canada                             2,285,629    2,829,895     687,893
                                            ------------------------------------
                                             3,450,918    4,154,125   1,968,628
                                            ====================================

     b)   Net loss by Geographic Area

          United States of America            (712,402)    (885,022)   (177,923)
          Canada                               (46,491)     (71,978)      4,797
                                            ------------------------------------
                                              (758,893)    (957,000)   (173,126)
                                            ====================================

     c)   Identifiable Assets by Geographic Area

          United States of America           1,995,601    2,646,270   3,553,672
          Canada                               297,342      489,023     556,350
                                            ------------------------------------
                                             2,292,943    3,135,293   4,110,022
                                            ====================================

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

17.  SEGMENTED INFORMATION (cont'd)
                                             2000          1999          1998
                                               $             $             $
     d)   Amortization by Geographic Area

          United States of America          318,965       221,416       188,917
          Canada                              9,899        19,798         5,197
                                         ---------------------------------------
                                            328,864       241,214       194,114
                                         =======================================

     e)   Revenue by industry

          Real Estate Franchise             791,493       782,174       914,946
          Real Estate Brokerage           2,036,892     2,632,251       647,279
          Mortgage Financing                 90,520       199,451            --
          Home Warranty                     255,522       228,353       261,663
          Other Income                      276,491       311,896       144,851
                                         ---------------------------------------
          Total                           3,450,918     4,154,125     1,968,628
                                         =======================================

     f)   Net loss by industry

          Real Estate Franchise            (797,357)   (1,005,003)     (156,909)
          Real Estate Brokerage             (46,491)      (71,978)        4,794
          Mortgage Financing                 12,986          (114)      (37,000)
          Home Warranty                      62,245       130,622        22,547
          Other                               9,724       (10,527)       (6,558)
                                         ---------------------------------------
          Total                            (758,893)     (957,000)     (173,126)
                                         =======================================

     g)   Identifiable assets by industry

          Real Estate Franchise           1,731,695     2,130,027     3,399,137
          Real Estate Brokerage             297,342       489,023       556,350
          Mortgage Financing                 55,983       151,624         1,803
          Home Warranty                     143,778       344,630       141,865
          Other                              64,145        19,989        10,867
                                         ---------------------------------------
          Total                           2,292,943     3,135,293     4,110,022
                                         =======================================

     h)   Amortization by industry

          Real Estate Franchise             317,452       204,563       172,108
          Real Estate Brokerage               9,899        19,798         5,195
          Mortgage Financing                     --         5,412         5,356
          Home Warranty                       1,513        11,441        11,453
                                         ---------------------------------------
          Total                             328,864       241,214       194,112
                                         =======================================

HOMELIFE, INC.
Notes to Consolidated financial statements
May 31, 2000
(Amounts expressed in U.S. dollars)

18.  COMMITMENTS

     The company has operating leases for premises which extend through August 31, 2002. Future minimum rental payments as of May 31, 2000 under the operating lease agreements are as follows:

     2001                                $  134,371
     2002                                    82,838
     2003                                     5,653
                                         ----------
                                         $  222,862
                                         ==========

19.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

20.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING CTIVITIES

     a) The company repaid advances from the shareholder of $143,472 by issuing 502,594 common shares.

     b) The company cancelled 146,667 common shares, reducing its trademarks acquired totalling $58,667.

21.  RELATED PARTY TRANSACTIONS
                                                         2000            1999
                                                           $               $
     Licensing expense paid to a company controlled
       by the President                                  10,000          10,000

     Advances from a stockholder (note 12)                    -         143,472

     Notes receivable - franchise (note 4)              176,000         215,803

22.  FINANCIAL STATEMENT PRESENTATION

     Certain reclassifications of 1999 and 1998 amounts have been made in order to facilitate comparison with the current year.