Form 10QSB/A
period 2000-02-29
HOMELIFE INC
filed 2000-09-14
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

     NEVADA                                            33-0680443
     -------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     4100 Newport Place, Suite 730, Newport Beach, CA        92660
     ------------------------------------------------        ----------
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

                               Yes [X]     No [ ]

     The issuer had 5,100,070 shares outstanding for the period ended February 29, 2000.

Transitional Small Business Disclosure Format (check one):

                               Yes [ ]     No [X]

                                 HOMELIFE, INC.

                                     INDEX
                                                                        PAGE NO.
                                                                        --------

PART I -  FINANCIAL INFORMATION                                             1.

Item 1.   Financial Statements                                              1.

          Consolidated Balance Sheets as of February 29, 2000
               (unaudited) and May 31, 1999 (revised audited)               1.

          Comparative Unaudited Consolidated Statements of
               Operations for the three months ended February 29,
               2000 and February 28, 1999                                   3.

          Comparative Unaudited Consolidated Statements of
               Operations for the nine months ended February 29,
               2000 and February 28, 1999                                   4.

          Comparative Unaudited Consolidated Statements of Cash
               Flows for the three months ended February 29, 2000
               and February 28, 1999                                        5.

          Comparative Unaudited Consolidated Statements of Cash
               Flows for the 9 months ended February 29, 2000 and
               February 28, 1999                                            6.

          Notes to Unaudited Consolidated Financial Statements              7.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation.                              14.

PART II - OTHER INFORMATION                                                18.

Item 1. Legal Proceedings.                                                 18.

Item 2. Changes in Securities and Use of Proceeds.                         18.

Item 3. Defaults Upon Senior Securities.                                   18.

Item 4. Submission of Matters to a Vote of Security Holders.               18.

Item 5. Other Information.                                                 18.

Item 6. Exhibits and Reports of Form 8-K.                                  18.
        (a)    Exhibits
        (b)    Reports on Form 8-K

PART I - FINANCIAL INFORMATION

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 29, 2000 AND MAY 31, 1999
                                                (unaudited)  (revised audited)
                                                  February           May
                                                    2000            1999
                                                    ----            ----
ASSETS
Current Assets
        Cash                                      $193,103        $327,637
        Marketable securities, at fair value       115,413         194,875
        Accounts receivable                        204,644         168,033
        Notes receivable                           219,303         215,803
        Prepaid expenses and deposits               76,395          78,159
                                              ----------------------------
                                                   808,858         984,507

        Property and Equipment                     434,320         480,993

        Goodwill                                   644,350         661,273

        Other Assets                               577,066         666,203

        Cash Held in Trust                         250,124         342,317
                                              ----------------------------

                                                $2,714,718      $3,135,293
                                              ============================

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF FEBRUARY 29, 2000 AND MAY 31, 1999
                                                (unaudited)  (revised audited)
                                                  February           May
                                                    2000            1999
                                                    ----            ----
LIABILITIES AND SHAREHOLDER'S EQUITY
        Current Liabilities

        Bank indebtedness                          $29,890         $16,960
        Accounts payable                           356,993         459,662
        Advances from stockholder                  143,472         143,472
        Note payable                                     0          10,000
        Reserve for warranty                        51,100          51,500
        Dividends payable                            2,470           4,170
        Deferred revenue                           197,080         197,080
                                              ----------------------------
                                                   781,005         882,844

        Deferred Revenue                           206,149         206,149

        Trust Liability                            250,124         342,317

        Minority Interest                           42,982          43,378
                                              ----------------------------
                                                 1,280,260       1,474,688

        Stockholders' Equity

        Capital Stock                            1,043,288       1,043,288

        Additional Paid in Capital               2,846,093       2,846,093

        Accumulated Other Comprehensive Loss        (1,093)         (1,093)

        Accumulated Deficit                     (2,453,830)     (2,227,683)
                                              ----------------------------

                                                 1,434,458       1,660,605
                                              ----------------------------

                                                $2,714,718      $3,135,293
                                              ============================

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
(UNAUDITED)
                                               For the three   For the three
                                                months ended    months ended
                                                February 29,    February 28,
                                                    2000            1999
REVENUE

Royalty and franchise fees                        $206,432        $145,856
Warranty fees                                       44,655          79,398
Mortgage financing fees                             25,697              --
Real estate brokerage                              400,864         380,542
Other income                                        50,056         122,544
                                               ---------------------------
                                                   727,713         728,340

COST OF SALES                                      426,621         396,650
                                               ---------------------------
                                                   301,092         331,690
                                               ---------------------------
EXPENSES

Salaries and fringe benefits                       181,069         162,257
General and administrative                         115,877         242,586
Occupancy                                           43,232          41,931
Financial                                          (72,808)         26,159
Amortization                                        76,453          51,304
                                               ---------------------------
                                                   343,823         524,237
                                               ---------------------------

LOSS BEFORE MINORITY INTEREST                      (42,731)       (192,547)

Minority interest                                    3,216          (1,930)
                                               ---------------------------

LOSS BEFORE INCOME TAX RECOVERY                    (39,515)       (194,477)

Income tax recovery                                     --              --
                                               ---------------------------

NET LOSS                                           (39,515)       (194,477)

Preferred dividends                                   (140)           (780)
                                               ---------------------------
NET LOSS APPLICABLE TO COMMON
   SHARES                                          (39,655)       (195,257)
                                               ===========================
BASIC AND FULLY DILUTED LOSS
 PER COMMON SHARE                                   $(0.01)         $(0.05)
                                               ===========================
WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARES                                   4,956,848       4,177,545

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
(UNAUDITED)
                                               For the nine    For the nine
                                               months ended    months ended
                                               February 29,    February 28,
                                                   2000            1999
REVENUE

Royalty and franchise fees                      $  649,997      $  606,919
Warranty fees                                      201,384         217,336
Mortgage financing fees                             64,331              --
Real estate brokerage                            1,503,834       2,216,375
Other income                                       226,807         264,542
                                                --------------------------
                                                 2,646,353       3,305,172

COST OF SALES                                    1,613,165       2,256,298
                                                --------------------------

                                                 1,033,188       1,048,874
                                                --------------------------
EXPENSES

Salaries and fringe benefits                       471,910         411,989
General and administrative                         413,944         727,758
Occupancy                                          128,273         117,703
Financial                                           78,097          77,942
Amortization                                       165,015         153,911
                                                --------------------------
                                                 1,257,239       1,489,303
                                                --------------------------

LOSS BEFORE MINORITY INTEREST                     (224,051)       (440,429)

Minority interest                                     (396)         (6,882)
                                                --------------------------

LOSS BEFORE INCOME TAX RECOVERY                   (224,447)       (447,311)

Income tax recovery                                     --              --
                                                --------------------------

NET LOSS                                          (224,447)       (447,311)

Preferred dividends                                 (1,700)         (2,340)
                                                --------------------------
NET LOSS APPLICABLE TO COMMON
   SHARES                                         (226,147)       (449,651)
                                                ==========================

BASIC AND FULLY DILUTED LOSS
 PER COMMON SHARE                               $    (0.05)     $    (0.11)
                                                ==========================

WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARES                                   4,956,848       4,177,545

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                    For the three  For the three
                                                    months ended   months ended
                                                    February 29,   February 28,
                                                        2000           1999
                                                          $              $
CASH FLOWS FROM OPERATION ACTIVITIES
Net loss                                               (39,655)      (195,257)
Adjustments to reconcile net loss to net cash used
   in operation activities
Depreciation and amortization                           63,379         51,304
Minority interest                                       (3,216)         1,930
Gain on trading securities                             (71,443)      (247,018)
Changes in assets and liabilities
Decrease (increase) in accounts and other receivable   (45,702)       (46,776)
Decrease (increase) in notes receivable                 (3,500)       776,500
Decrease (increase) in prepaid expenses                  1,349        161,210
Increase (decrease) in accounts payable               (259,605)        34,007
Increase (decrease) in reserve for warranty             10,500         65,200
Increase (decrease) in notes payable                   (20,000)             0
Increase in deferred revenue                            62,286       (173,955)
                                                    -------------------------
                                                      (305,607)       427,145
                                                    -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                     55,868        199,881
Purchases of intellectual assets                       (95,815)      (107,195)
Purchases of marketable securities                     152,687       (375,000)
                                                    -------------------------
                                                       112,740       (282,314)
                                                    -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness                29,890         16,960
Increase (decrease) in advances from stockholder        50,096       (177,114)
Increase (decrease) in common stock issuance            36,860         15,917
Increase (decrease) in dividends payable                  (140)        (7,180)
                                                    -------------------------
                                                       116,706       (151,417)
                                                    -------------------------

NET INCREASE (DECREASE) IN CASH                        (76,161)        (6,586)
Cash, beginning of period                              269,264        278,567
                                                    -------------------------
CASH, END OF PERIOD                                 $  193,103     $  271,981
                                                    -------------------------

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                     (Unaudited)    (Unaudited)
                                                     February 29,   February 28,
                                                         2000           1999
                                                           $              $
CASH FLOWS FROM OPERATION ACTIVITIES
Net loss                                              (226,147)      (449,651)
Adjustments to reconcile net loss to net cash
   used in operation activities
Depreciation and amortization                          151,941        153,911
Minority interest                                          396          6,882
Loss/ (gain) on trading securities                      79,462       (194,875)
Changes in assets and liabilities
Decrease (increase) in accounts and
   other receivable                                    (36,611)         9,793
Decrease (increase) in notes receivable                 (3,500)       392,500
Decrease (increase) in prepaid expenses                  1,764        128,696
Increase (decrease) in accounts payable               (102,669)       (17,035)
Increase (decrease) in reserve for warranty               (400)        54,000
Increase (decrease) in notes payable                   (10,000)             0
Increase in deferred revenue                                 0         75,172
                                                    -------------------------
                                                      (145,764)       159,393
                                                    -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                          0         19,302
Purchases of intellectual assets                             0         31,951
                                                    -------------------------
                                                             0         51,253
                                                    -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness                12,930)        16,960
Increase (decrease) in advances from stockholder             0       (186,904)
Increase (decrease) in common stock issuance                 0         16,706
Increase (decrease) in dividends payable                (1,700)        (9,150)
                                                    -------------------------
                                                        11,230       (162,388)
                                                    -------------------------

NET INCREASE (DECREASE) IN CASH                       (134,534)        48,258
Cash, beginning of year                                327,637        223,723
                                                    -------------------------

CASH, END OF PERIOD                                 $  193,103     $  271,981
                                                    -------------------------

                                 HOMELIFE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Unaudited for the nine months ended February 29, 2000)

NOTE 1. REVISIONS TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements for the period ended May 31, 1999 have been revised in order to provide additional information to readers and reclassify financial statement amounts to provide more precise information and better comparison with prior years.

NOTE 2. BASIS OF REVISED CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at February 29, 2000 and results of operations for nine months ended February 29, 2000 and 1999.

These financial statements consolidate, using the purchase method, the accounts of the Company and its subsidiaries listed below:

a)   Wholly-owned subsidiaries

HomeLife Realty Services, Inc., FamilyLife Realty Services, Inc., MaxAmerica Financial Services, Inc., Red Carpet Broker Network, Inc., National Sellers Network, Inc., Builders Realty (Calgary) Ltd., Aspen Benson & May LLC., HomeLife California Realty, Inc., and HomeLife Properties, Inc.

b)   Majority-owned subsidiaries

The Keim Group Ltd., and MaxAmerica Home Warranty Company - 93.33% and 82.72% respectively.

On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these financial statements include the financial results of the subsidiaries for the period ended February 29, 2000 and May 31, 1999.

The assets acquired were recorded as trademarks and will be amortized over 10 years on a straight-line basis.

On February 27, 1998, the Company acquired all issued shares of Builders Realty (Calgary) Ltd., a Canadian real estate broker, for $316,080 in cash and stock.

The goodwill will be amortized over 40 years on a straight-line line basis.

On September 15, 1998, the Company purchased all the issued shares of an inactive holding company, Aspen Benson and May LLC., for Common stock in the amount of $77,500 to be issued in January 2000. At the time of purchase, Aspen Benson and May LLC. had negligible assets and revenue.

On January 20, 1999, Builders Realty (Calgary) Ltd. purchased the real estate brokerage business including licensing agreements and trademarks of HomeLife Higher Standards operating in Calgary, Alberta, Canada, for $42,061 cash in fourteen monthly installments of $2,714 and a final payment of $4,065.

During the period ended May 31, 1998, the company acquired, by cash of $5,000 in total, all issued shares of several newly incorporated companies. These new companies include: MaxAmerica Financial Services, Inc., which will be originating real estate loans; HomeLife California Realty, Inc., which will be a full service real estate operation; HomeLife Properties, Inc., which will be a real estate holding company; Red Carpet Broker Network, Inc., and National Sellers Network, Inc., which will be licensing real estate brokerages.

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

(c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due to banks and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

(d)  Marketable Securities

Marketable securities represent trading securities which have been reflected at their fair market value at the year-end.

(e)  Advertising Costs

Advertising costs represent prepaid preprinted advertising materials which have been amortized over three years. For the period ended February 29, 2000, there are no unamortized advertising costs.

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

Amortization of property and equipment is provided using the straight-line method as follows:

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

(j)  Amortization of Other Assets

Amortization of other assets is on a straight-line basis over their estimated useful lives as follows: Trademarks and franchise rights 10 years

(k)  Impairment

The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of February 29, 2000, management expects its long-lived assets to be fully recoverable.

(l)  Revenue Recognition

Income from the sale of franchises is recognized over a 5-year period. Master franchise agreement fees are recognized over 10 years. Royalty income stemming from the gross commissions on the sales of real estate by the franchise offices is recognized at the date of receipt; this is due to the complexity of attempting to forecast the actual closing date of the properties. Warranty income is recognized over the term of the contract which is usually 12 months; anticipated obligations under these warranties have been recorded as reserve for warranty and are based on past experience. Real estate brokerage income is recognized at the close of escrow. Loan fees are recognized as income when the loan is closed and funded at the close of escrow. Revenue received or receivable, from the sale of franchises, master franchises and warranties, which are not recognized as income, are recorded on the balance sheet as deferred revenue.

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

(n)  Stock-Based Compensation

In December 1995, SFAS No. 123, Accounting for Stock-Based compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has adopted the disclosure provisions of SFAS No. 123 for both employee stock based compensation. The Company's stock option plan prior to 1997 which vested immediately and therefore there were no expense amounts to be reflected in the current financial statements. The Company has used the fair value approach for stock option plan granted to non-employees according to EITF 96-18.

(o)  Foreign Currency Translation

Builders Realty (Calgary) Ltd., a wholly owned subsidiary, maintains its books and records in Canadian dollars. Income and expenses are translated at the rate in affect on the transaction dates. Transaction gain and losses are included in the determination of earnings for the year.

Balance sheet accounts are translated using closing exchange rates in affect at the balance sheet date and income and expenses accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been or could be, converted rates. Adjustments resulting from the translation are included in the cumulative translation adjustments section in stockholders' equity.

(p) Net Income (Loss) and Fully Diluted Net Income (Loss) Per Weighted Average Common Stock

Net income (loss) per Common stock is computed by dividing net income (loss) for the year by the weighted average number of Common stock outstanding during the year.

Fully diluted net income (loss) per Common stock is computed by dividing net income (loss) for the year by the weighted average number of Common stock outstanding during the year, assuming, except where the result would be anti-dilutive, that all convertible Preferred shares were converted, the contingent Common stock were issued, the warrant was exercised and the stock options granted were exercised. The shares to be issued have not been included in the calculation as the number of shares to be issued is not determinable.

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

(r)  Accounting Changes

Effective June 1, 1999 the Company adopted Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities". SOP 98-5 was issued to provide guidance on financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. SOP 98-5 is effective for financial statements for years beginning after December 15, 1998. Accordingly, the Company wrote off existing organization costs of $48,955 which are reflected in the presented financial statements.

NOTE 4. CASH HELD IN TRUST AND TRUST LIABILITY

Cash held in trust are deposits received in connection with the opening of escrow accounts for the sale of real estate. The deposits are recorded as trust liabilities and are refunded when the real estate is sold or the escrow is closed according to the terms of the escrow agreement.

NOTE 5. BANK INDEBTEDNESS

For the period ended February 29, 2000 and May 31, 1999, the Company's available line of credit under the bank loan agreement amounted to $33,920 (CDN$50,000). The operating credit facility bears interest at the bank's prime lending rate plus 2% per annum with interest payable monthly. As security, the Company has provided a general assignment of book debts, a general security agreement constituting a first charge over all present and future personal property of the Company, a subordination agreement with respect to amounts owed by the borrower to the shareholders of $33,920 (CDN$50,000), and a guarantee by the major shareholder of the company of $33,920 (CDN$50,000).

At February 29, 2000, the Company had an available line of credit under the bank loan agreement amounting to $25,000. The unsecured operating credit facility bears interest at rate of 16% per annum.

NOTE 6. ADVANCES FROM A STOCKHOLDER

The advances are from the Company's president and majority stockholder, are non-interest bearing, are without specific terms of repayment and are not expected to repaid before June 1, 2000.

NOTE 7. CAPITAL STOCK

(a)  Authorized

100,000 Class A Preferred shares of no par value, 6% non cumulative dividend, voting, convertible to Common shares at the option of the shareholder at a price equal to the face value of the Class A shares. Each Class A Preferred share carries 1,000 votes as compared with 1 vote for each Common share

2,000 Class AA Preferred shares of $500 par value, 8% cumulative dividend, non-voting, redeemable at face value by the Company. Convertible after 12 months from the date of issuance, at the option of the shareholder, to Common shares at a price equal to 125% of the face value of the Class AA shares as compared with the market price of the Common stock.

20,000,000  Common shares of $0.001 par value

(b)  Issued

   10,000  Class A Preferred shares
       78  Class AA Preferred shares  (325 - 1999)
5,109,764  Common shares (4,803,932 - 1999)

(c)  Warrant

On January 16, 1997, the Company granted a warrant to S & S Acquisition Corp. as part of the consideration for the acquisition of its assets. The warrant entitles S & S Acquisition Corp. to acquire, from January 31, 1998 to January 31, 2002, up to 200,000 Common shares of the Company at $6 per share. The number of Common shares and the price per share are adjusted proportionately with the increase in the number of Common shares issued by the Company. As the market value of the Common share of the Company was significantly lower than $6 per share, no value was assigned to the warrant.

(d)  Stock options

On September 18, 1998, the Board of Directors of the Company adopted a stock option plan (the "plan") for its directors, employees, and consultants. An authorized number of shares of Common stock of the Company, which may be granted under the plan, is one million shares. The terms of the options were to be determined by the president of the company, subject to the approval by the shareholders.

(e)  Stock option plan

For the period ended May 31, 1999 options to various directors of the Company to acquire 140,000 Common stock had been granted under the stock option plan with the following terms:

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

(f)  Earnings per share

The fully diluted earnings per share does not included the issuance of shares which would be anti-dilutive arising from the following:

Conversion of 10,000 Class A Preferred shares to Common shares; conversion of 78 Class AA Preferred shares to Common shares; exercise of a warrant which entitles holder to acquire 200,000 Common shares at $6 per share; exercise of stock options to acquire issuance of 140,000 Common shares.

NOTE 8. COMMITMENTS

The Company has operating leases for premises which extend through August 31, 2002. Future minimum rental payments as of February 29, 2000 under the operating lease agreements are as follows:

     2000                $167,333
     2001                $168,083
     2002                $122,817
     2003                $ 19,920
                         --------
     TOTAL               $478,153
                         ========

NOTE 9. SEGMENTED INFORMATION

Segmented information has been provided for the company on the basis of different geographic areas and different services. The revenue for Canada is substantially all derived from real estate brokerage.

a)   Revenue by Geographic Area
                                                         2000           1999
                                                           $              $

     United States of America                            960,566        929,536
     Canada                                            1,685,787      2,375,636
                                                      -------------------------
                                                       2,646,353      3,305,172
                                                      =========================
b)   Net Income (Loss) by Geographic Area

     United States of America                           (236,334)      (414,155)
     Canada                                               10,187        (35,496)
                                                      -------------------------
                                                        (226,147)      (449,651)
                                                      =========================

                                                         2000           1999
                                                           $              $
c)   Identifiable Assets by Geographic Area

     United States of America                          2,297,047      2,852,580
     Canada                                              417,671        282,713
                                                      -------------------------
                                                       2,714,718      3,135,293
                                                      =========================
d)   Amortization by Geographic Area

     United States of America                            112,037         24,090
     Canada                                                4,023          2,202
                                                      -------------------------
                                                         116,060         26,292
                                                      =========================
d)   Revenue by industry
     Real Estate Franchise                               659,103        727,121
     Real Estate Brokerage                             1,685,787      2,375,636
     Mortgage Financing                                   64,331             --
     Home Warranty                                       204,102        189,460
     Other                                                33,030         12,955
                                                      -------------------------
     Total                                             2,646,353      3,305,172
                                                      =========================
e)   Net income (loss) by industry

     Real Estate Franchise                              (231,917)      (423,337)
     Real Estate Brokerage                                10,187        (35,496)
     Mortgage Financing                                    4,830             --
     Home Warranty                                         2,208         22,136
     Other                                               (11,455)       (12,954)
                                                      -------------------------
     Total                                              (226,147)      (449,651)
                                                      =========================
f)   Identifiable assets by industry

     Real Estate Franchise                             2,139,574      2,684,723
     Real Estate Brokerage                               417,671        282,713
     Mortgage Financing                                    7,585             --
     Home Warranty                                       134,281        154,742
     Other                                                15,607         13,115
                                                      -------------------------
     Total                                             2,714,718      3,135,293
                                                      =========================

                                                         2000           1999
                                                           $              $
g)   Amortization by industry

     Real Estate Franchise                               111,010         24,090
     Real Estate Brokerage                                 4,023          2,202
     Mortgage Financing                                       --             --
     Home Warranty                                         1,027             --
                                                      -------------------------
     Total                                               116,060         26,292
                                                      =========================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company has experienced growth primarily through its acquisitions of and combinations with various other companies. This includes the acquisition in August 1996 of the Keim Group of Companies and MaxAmerica Home Warranty Company (Michigan) adding 60 real estate offices and a home warranty company in Michigan. In 1997, the company purchased certain assets of S & S Acquisition Corp. providing the company with Red Carpet Real Estate Services and National Real Estate Services adding 58 real estate offices. The acquisition of the real estate computer technology of House by Mouse and Virtual Assistant provided the Company with the ability to enhance its Internet communication services to its franchises. In July 1997, the Company acquired the licensing agreements, trademarks and franchise offices of Network Real Estate, Inc. This acquisition provided the Company with an additional 12 offices in Northern California and access to the "high-end" luxury division of "International Estates". In February 1998, the Company acquired Builders Realty (Calgary) Ltd. providing access to the Alberta, Canada market in both retail real estate and mortgage loans. On September 15, 1998, the Company purchased the stock of the investment banking firm of Aspen, Benson and May, LLC for Common stock.

     From time to time, the Company has entered into strategic alliances with various companies in order to explore the cross marketing of their services to customers of the Company or its franchises. To date, these strategic alliances have not included any funding agreements or other liabilities on the part of the Company. Since the end of its last fiscal year, HomeLife has formed strategic alliances with Home Value Check, LLC, and Allstate Funding. Home Value Check provides Internet based appraisals for lenders and consumers of the Company's services. Allstate Funding provides loan processing and underwriting for MaxAmerica, the real estate mortgage brokerage subsidiary of HomeLife.

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

THREE MONTHS ENDED  FEBRUARY 29, 2000  (UNAUDITED)  COMPARED TO THE THREE MONTHS
--------------------------------------------------------------------------------
ENDED FEBRUARY 28, 1999 (UNAUDITED).
------------------------------------

     REVENUES. The Company generated gross sales of $727,713 for the quarter ended February 29, 2000 compared to gross sales of $728,340 for the quarter ended February 28, 1999. Revenue by business segment is shown below:

                                     February 29, 2000       February 28, 1999
                                     Amount         %        Amount         %
                                     ------         -        ------         -
     Real estate brokerage           400,864      55.1       380,542      52.2
     Royalty & franchise fees        206,432      28.4       145,856      20.0
     Mortgage financing               25,697       3.5             0         0
     Home warranty sales              44,655       6.1        79,398      10.9
     Other                            50,056       6.9       122,544      16.9
                                  ----------    ------    ----------    ------
     TOTAL                           727,713       100       728,340       100
                                  ==========    ======    ==========    ======

Real estate brokerage commissions increased from $380,542 for the quarter ended February 28, 1999 to $400,864 for the quarter ended February 29, 2000. This increase of $20,322 or 5%, is a result of an increase in the number of escrows per broker, as the number of brokers was approximately unchanged. During the first calendar quarter of 2000, the housing market in Canada was on an upswing, accounting for the increase in number of escrows closed per broker.

Royalty fees & franchise fees combined increased $60,576 from $145,856 for the three months ended February 28, 1999 to $206,432 for the three months ended February 29, 2000. As the franchise fees were approximately the same for both periods, this increase relates to the royalty fees and is the result of an increase in the number of franchise offices.

Mortgage financing fees were $25,697 for the quarter ended February 29, 2000. No mortgages were brokered in 1999, as the mortgage subsidiary was awaiting approval from the Department of Housing and Urban Development.

Home warranty sales decreased were $44,655 and $79,398 for the quarters ended February 29, 2000 and February 28, 1999, respectively. This decrease was due to fewer contracts sold and the average cost of the warranty contract in 2000 being lower than in 1999.

     COST OF SALES. Cost of sales for the current quarter was $426,621 compared to $396,650 for the same prior year quarter. This increase is a result of higher sales commissions were paid by Builders Realty (Calgary) Ltd. due to an increase in brokerage real estate sales.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits increased from $162,257 for the three months ended February 28, 1999 to $181,069 for the three months ended February 29, 2000. This increase of $18,812 was primarily the result of salary increases to existing employees, and the hiring of an additional employee.

     GENERAL AND ADMINISTRATIVE. General and administrative costs for the quarter ended February 29, 2000 were $115,877 versus $242,586 for the quarter ended February 28, 1999. This decrease of $126,709 was primarily due to a concentrated effort to reduce costs which mainly included a decrease in the use of outside consultants

     OCCUPANCY. There was a slight increase in occupancy costs for the comparable third fiscal quarters which is a result of the escalation clauses in the lease agreements.

     FINANCIAL. Financial costs for the quarter ended February 29, 2000 were a credit of $72,808 compared to the expense of $26,159 for the quarter ended February 28, 1999. The credit primarily relates to a gain on the marketable investment and currency conversions whereas the expense primarily relates to a loss on a marketable investment and a loss on currency conversions.

     AMORTIZATION. Amortization of intangibles was $76,453 for the three months ended February 29, 2000 compared to $51,304 for the three months ended February 28, 1999. This increase was primarily a result of some assets the change in the estimate of the useful lives of the trademarks and franchise rights from 20 year to 10 years in 1999.

     MINORITY INTEREST. The reduction in net loss due to minority interest was $3,216 in the quarter ended February 29, 2000 versus a n increase in the net loss of $1,930 for the quarter ended February 28, 1999. This difference is the result of Keim Group Ltd. and MaxAmerica Home Warranty Company, combined, being profitable in the prior year quarter and recording a loss in the current year quarter.

NINE MONTHS  ENDED  FEBRUARY  29, 2000  (UNAUDITED)  COMPARED TO THE NINE MONTHS
--------------------------------------------------------------------------------
ENDED FEBRUARY 28, 1999 (UNAUDITED).
------------------------------------

     REVENUES. The Company generated gross sales of $2,646,353 for the nine months ended February 29, 2000 compared to gross sales of $3,305,172 for the nine months ended February 28, 1999. Revenue by business segment is shown below:

                                     February 29, 2000       February 28, 1999
                                     Amount         %        Amount         %
                                     ------         -        ------         -
     Real estate brokerage         1,503,834      56.9     2,216,375      67.1
     Royalty fees                    615,205      23.2       572,374      17.3
     Franchise fees                   34,792       1.3        34,545       1.0
     Mortgage financing               64,331       2.4             0         0
     Home warranty sales             201,384       7.6       217,336       6.6
     Other                           226,807       8.6       264,542       8.0
                                  ----------    ------    ----------    ------
     TOTAL                         2,646,353       100     3,305,172       100
                                  ==========    ======    ==========    ======

Real estate brokerage commissions decreased from $2,216,375 for the period ended February 28, 1999 to $1,503,834 for the period ended February 29, 2000. This decrease is a result of a decrease in the number of escrows per broker, as the number of brokers was approximately unchanged.

Royalty fees increased form $572,374 for the period ended February 28, 1999 to $615,205 for the period ended February 29, 2000. This increase is the result of an increase in the number of franchise offices.

Franchise fees were approximately the same for both periods.

Mortgage financing fees were $64,331 for the period ended February 29, 2000. No mortgages were brokered in 1999, as the mortgage subsidiary was awaiting approval from the Department of Housing and Urban Development.

Home warranty sales decreased from $217,336 for the period ended February 28, 1999 to $201,384 for the period ended February 29, 2000. This decrease of $15,952 was due to the average cost of the warranty contract in 2000 being lower than in 1999.

     COST OF SALES. Cost of sales for the period ended February 29, 2000 was $1,613,165 compared to $2,256,298 for the period ended February 28, 1999. This decrease of $643,133 was primarily due to lower sales commissions paid by Builders Realty (Calgary) Ltd. This was due to a decrease in sales commissions paid per agent, combined with a decrease in the number of agents.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits were $471,910 for the period ended February 29, 2000 compared to $411,989 for the period ended February 28, 1999. This increase of $59,921 was primarily the result of salary increases to existing employees, and the hiring of an additional employee.

     GENERAL AND ADMINISTRATIVE. General and administrative costs for the period ended February 29, 2000 were $413,944 versus $727,758 for the period ended February 28, 1999. This decrease of $313,814 was primarily due to a decrease in the use of outside consultants and a decrease in depreciation expenses.

     OCCUPANCY. Occupancy for the period ended February 29, 2000 was $128,273 compared to $117,703 for the period ended February 28, 1999. This increase of $10,570 is as stated in occupancy lease agreements for annual increases.

     FINANCIAL. Financial costs for the period ended February 29, 2000 were $78,097 compared to $77,942 for the period ended February 28, 1999. Both expenses were the result of a loss on a marketable investment, and a loss on currency conversions.

     AMORTIZATION. Amortization of intangibles was $165,015 for the period ended February 29, 2000 compared to $153,911 for the period ended February 28, 1999. This increase was mainly the result of the adoption of SOP 98-5.

     MINORITY INTEREST. The increase in net lossdue to minority interest was $396 in the period ended February 29, 2000 versus $6,882 for the period ended February 28, 1999. This decrease of $6,486 was due to lower revenues for the Keim Group Ltd., partially offset by higher revenues from MaxAmerica Home Warranty Company.

     PREFERRED DIVIDENDS. Preferred dividends were $1,700 in the period ended February 29, 2000 versus $2,340 for the period ended February 28, 1999. This decrease of $640 was due to a reduction in the number of outstanding shares of Preferred stock when some of the owners of Preferred stock converted their Preferred stock into Common stock.

     LIQUIDITY AND CAPITAL RESOURCES. HomeLife's primary source of liquidity is positive cash flow from its current operations. In addition it has 3,750 shares of Voice Mobility Inc. as a marketable security, and lines of credit with two banks in the amounts of CDN$50,000 and $25,000. The capital requirements of the Company are for operating expenses and to service and use of its lines of credit. The Company has recorded a loss on its marketable security as the share price has declined in the public market from the purchase share price. The Company has recorded significant operating losses in the prior three years. These losses are primarily due to amortization and depreciation of acquisitions made in prior years, loss on investments made in prior years, and write down of promotional and marketing materials purchased in prior years due to outdated advertising campaigns. Cash flow is cumulatively positive for the past three years, and it is projected that operations for the coming years can be funded out of future cash flows. The Company does not have any derivative instruments or hedging activities therefore, the Company believes that SFAS No. 133 will have no material impact on the Company's financial statements or notes thereto.

     FOREIGN OPERATIONS. Foreign operations consist of the sale of a master franchise agreement to an individual in Germany. Payment for this agreement was scheduled to be made in 12 quarterly payments beginning in October 1999. Only partial payments have been received. However, the Company is now in negotiations with the obligor to re-structure this obligation. Continued default of this agreement will deprive the Company of the anticipated payments, but it is anticipated to have no adverse consequences to the operations of the Company, since it has no commitments of capital or other resources to its foreign operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The Company is involved in a lawsuit with the sellers of Builders Realty (Calgary) Ltd. to reduce the purchase price paid for Builders Realty (Calgary) Ltd. - Builders Realty (Calgary) Ltd. v. Joyce Travis and Cecil Avery in the Provincial Court of Alberta Canada. The sellers of Builders Realty (Calgary) Ltd. have filed a counter lawsuit for damages of $223,872 (CDN $330,000). In management's opinion, this matter will not have a material affect on the financial position of the Company.

Management believes that there is no other material litigation matter pending or threatened against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          None.

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOMELIFE, INC.
                                        (REGISTRANT)

Dated September 8, 2000                 /s/ Andrew Cimerman
                                        ------------------------------------
                                        Andrew Cimerman,
                                        Chief Executive Officer and Director