Form 10KSB40/A
period 2000-05-31
HOMELIFE INC
filed 2000-09-15
CIK 1024048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

HomeLife, Inc. hereby amends its Annual Report of Form 10-KSB for the fiscal year ended May 31, 2000 by resubmitting Part III with the following changes.
Item 9 of this Form 10-KSB contains an updated disclosure of the background of Marie M. May, Chief Financial Officer. Item 10 contains the annual compensation schedule to include the fiscal year ended May 31, 1999 as well as disclosure of the consulting agreement with the former Chief Financial Officer, William Slivka.

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

MARIE M. MAY, 33, CHIEF FINANCIAL OFFICER AND SECRETARY has been with the company since July 2000. She succeeds William Slivka who will remain in consultant capacity to the Company and focus on raising additional capital. Ms. May and Mr. Slivka have worked together through the transition of duties period. Ms. May was appointed to the position of Chief Financial Officer effective September 1, 2000. Ms. May has 11 years experience in finance & accounting mainly related to small emerging businesses. Prior to joining HomeLife Ms. May was Chief Financial Officer for Medical Data International, Inc, a provider of healthcare business information. Ms. May is a certified public accountant and received her B.S. degree in Accounting from Pepperdine University in 1989.

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

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

     (A)  SUMMARY OF COMPENSATION

     The following officers of the Company receive the following annual cash salaries and other compensation:

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------
                      Annual Compensation                  Long Term Compensation
                      -------------------                  ----------------------
                                                           Awards                Payouts
                                                           ------                -------

                                                 Other                                    All Other
Name                                             Annual    Restricted                     Compensation
and                                              Compen-   Stock      Options    LTIP
Principal Position    Year    Salary      Bonus  sation    Awards     SARs       Payouts
Andrew Cimerman,      1999    $20,000       -       -        -           -          -         -
President,            2000    $20,000
Director

Charles Goodson       1999    $69,500       -       -        -           -          -         -
Vice President        2000    $84,000

Marie M. May,         2000    $30,000       -       -        -           -          -         -
Chief Financial
Officer,
Secretary

F. Bryson             1999      *(1)        -       -        -           -          -         -
Farrill, Director     2000                                                                    4,000

Terry A. Lyles,       1999      *(1)        -       -        -           -          -         -
Director              2000                                                                    4,000

William Slivka,       1999    $60,000       -       -        -           -          -         -
former Chief          2000        -
Financial Officer

All Officers and
Directors as a        1999   $149,500
group                 2000   $134,000                                                         8,000
------------------------------------------------------------------------------------------------------

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

     The following table describes the above options:

--------------------------------------------------------------------------------------------------------
                           SHARES      VALUE                                    VALUE OF UNEXERCISED
NAME                    ACQUIRED ON   REALIZED       NUMBER OF UNEXERCISED          IN-THE-MONEY
                         EXERCISE (#)   ($)       OPTIONS/SARS OF FY-END (#)  OPTIONS/SARS OF FY-END ($)
                                                  EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
--------------------------------------------------------------------------------------------------------
F. Bryson Farrill,         50,000        0                  50,000                      $3.00
Director
--------------------------------------------------------------------------------------------------------
Terry Lyles, Ph.D.,        50,000        0                  50,000                      $3.00
Director
--------------------------------------------------------------------------------------------------------
Gabrielle Jeans, Former    30,000        0                  30,000                      $5.00
employee
--------------------------------------------------------------------------------------------------------
Total                     130,000        0                 130,000                        --
--------------------------------------------------------------------------------------------------------

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

     (F)  EMPLOYMENT AGREEMENTS

     On October 25, 1995 the Company entered into an employment agreement with Andrew Cimerman. The agreement is for a five year term, with an option to renew it for another five years. Mr. Cimerman's duties under the agreement include performing all those executive and managerial duties that are necessary for running and directing the Company's operations.

     On July 16, 2000, the Company entered into a consulting agreement with William Slivka, the former Chief Financial Officer. The agreement is a one year term, with an option to renew in one year intervals. His duties under the agreement are to transition in the new Chief Financial Officer, Marie M. May, as well as duties related to investment banking and raising additional capital for the Company.

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

    HOMELIFE, INC.
    --------------
    Registrant

    By: /s/ Andrew Cimerman                       Date:  September 8, 2000
        ----------------------------                     -------------------
        Chief Executive Officer,
        President, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    By: /s/ Andrew Cimerman                       Date:  September 8, 2000
        ----------------------------                     -------------------
        Chief Executive Officer,
        President, Director