Form 10QSB
period 2000-08-31
HOMELIFE INC
filed 2000-10-12
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

             NEVADA                                              33-0680443
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

4100 Newport Place, Suite 730, Newport Beach, CA                    92660
------------------------------------------------                  ----------
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

                                 Yes [X]   No [ ]

       The issuer had 5,637,538 shares outstanding as of August 31, 2000.

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ]   No [X]

                                 HOMELIFE, INC.
                                      INDEX
                                                                        PAGE NO.
                                                                        --------

PART I -  FINANCIAL INFORMATION                                             1.

Item 1.   Financial Statements                                              1.

          Consolidated Unaudited Balance Sheet as of August 31, 2000        1.

          Comparative Unaudited Consolidated Statements of Operations       3.
               for the three months ended August 31, 2000 and 1999

          Comparative Unaudited Consolidated Statements of Cash Flows       4.
               for the three months ended August 31, 2000 and 1999

          Notes to Unaudited Consolidated Financial Statements              5.

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation.                                    12.

PART II - OTHER INFORMATION                                                 14.

Item 1.   Legal Proceedings.                                                14.

Item 2.   Changes in Securities and Use of Proceeds.                        14.

Item 3.   Defaults Upon Senior Securities.                                  14.

Item 4.   Submission of Matters to a Vote of Security Holders.              15.

Item 5.   Other Information.                                                15.

Item 6.   Exhibits and Reports of Form 8-K.                                 15.
          (a)  Exhibits
          (b)  Reports on Form 8-K

PART I - FINANCIAL INFORMATION

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET
AS OF AUGUST 31, 2000
(UNAUDITED)

ASSETS
Current Assets
        Cash                                           $    226,279
        Marketable securities, at fair value                 20,625
        Accounts receivable                                  79,851
        Notes receivable                                    176,801
        Prepaid expenses and deposits                        61,672
                                                       ------------
                                                            565,228

        Property and Equipment                              469,385

        Goodwill                                            640,568

        Other Assets                                        370,130

        Cash Held in Trust                                  193,617
                                                       ------------

                                                       $  2,238,928
                                                       ============

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF AUGUST 31, 2000
(UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY
        Current Liabilities

        Bank indebtedness                              $     14,000
        Accounts payable                                     88,529
        Accrued expenses                                    212,932
        Note payable                                         70,568
        Reserve for warranty                                 60,100
        Dividends payable                                     5,770
        Deferred revenue                                    202,149
                                                       ------------
                                                            654,048

        Deferred Revenue                                    154,119

        Trust Liability                                     193,617

        Minority Interest                                    31,728
                                                       ------------
                                                          1,033,512
        Stockholders' Equity

        Capital Stock                                     1,036,629

        Additional Paid in Capital                        3,182,304

        Accumulated Other Comprehensive Gain/(Loss)             277

        Accumulated Deficit                              (3,013,794)
                                                       ------------
                                                          1,205,416
                                                       ------------
                                                       $  2,238,928
                                                       ============

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
(UNAUDITED)

                                                       2000             1999
                                                       ----             ----
REVENUE

Royalty and franchise fees                        $    168,574     $    211,402
Warranty fees                                           84,372           85,124
Mortgage financing fees                                 23,046           43,800
Real estate brokerage                                  565,457          582,638
Other income                                            56,112           65,789
                                                  -----------------------------
                                                       897,561          988,753

DIRECT COSTS                                           597,124          621,026
                                                  -----------------------------
                                                       300,437          367,727
                                                  -----------------------------
EXPENSES

Salaries and fringe benefits                           141,648          154,278
General and administrative                             125,112          136,187
Occupancy                                               46,455           43,657
Financial                                                3,465            2,541
Amortization                                             8,643            2,143
                                                  -----------------------------
                                                       325,323          338,806
                                                  -----------------------------

INCOME/(LOSS) BEFORE MINORITY INTEREST                 (24,886)          28,921

Minority interest                                          188              482
                                                  -----------------------------

NET INCOME/(LOSS)                                      (24,698)          29,403

Preferred dividends                                       (630)            (780)
                                                  -----------------------------

NET INCOME/(LOSS) APPLICABLE TO COMMON
   SHARES                                              (25,328)          28,623
                                                  =============================

BASIC AND FULLY DILUTED INCOME/                   $      (0.01)    $       0.01
 (LOSS) PER COMMON SHARE
                                                  =============================

WEIGHTED-AVERAGE NUMBER OF                           4,877,004        4,257,843
  COMMON SHARES

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
(UNAUDITED)

                                                                     2000             1999
                                                                     ----             ----
                                                                       $                $
CASH FLOWS FROM OPERATION ACTIVITIES
Net income/(loss)                                                   (24,698)          29,403
Adjustments to reconcile net income/(loss) to net cash used
   in operating activities
Depreciation and amortization                                         8,643            2,143
Minority interest                                                      (188)            (482)
Changes in assets and liabilities
Decrease (increase) in accounts and other receivable                 36,849            4,144
Decrease (increase) in notes receivable                                (801)              --
Decrease (increase) in prepaid expenses                             (11,034)          17,739
Increase (decrease) in accounts payable                            (258,068)         (94,540)
Increase (decrease) in accrued expenses                             212,932               --
Increase (decrease) in reserve for warranty                           1,639            8,600
Increase (decrease) in notes payable                                 70,568           15,000
Increase in deferred revenue                                             --           27,999
                                                               -----------------------------

Net cash provided by/(used in) operating activities                  35,842           10,006
                                                               -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                 (57,627)          (3,399)
                                                               -----------------------------

Net cash used in investing activities                               (57,627)          (3,399)
                                                               -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in dividends payable                                 --             (780)
                                                               -----------------------------

Net cash used in financing activities                                    --             (780)
                                                               -----------------------------

NET INCREASE (DECREASE) IN CASH                                     (21,785)           5,827
Cash, beginning of period                                           248,064          327,637
                                                               -----------------------------

CASH, END OF PERIOD                                            $    226,279     $    333,464
                                                               =============================

                                 HOMELIFE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              UNAUDITED FOR THE THREE MONTHS ENDED AUGUST 31, 2000

NOTE 1.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at August 31, 2000 and results of operations for the three months ended August 31, 2000 and 1999.

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

b)   Majority-owned subsidiaries

The Keim Group Ltd., and MaxAmerica Home Warranty Company - 93.33% and 82.72% respectively.

On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these financial statements include the financial results of the subsidiaries for the period ended August 31, 2000 and May 31, 1999.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(e)  Advertising Costs

Advertising costs represent prepaid preprinted advertising materials which have been amortized over three years. For the period ended August 31, 2000, there are no unamortized advertising costs.

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

(j)  Amortization of Other Assets

Amortization of other assets is on a straight-line basis over their estimated useful lives as follows: Trademarks and franchise rights 10 years

(k)  Impairment

The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of August 31, 2000, management expects its long-lived assets to be fully recoverable.

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

NOTE 3.   CASH HELD IN TRUST AND TRUST LIABILITY

Cash held in trust are deposits received in connection with the opening of escrow accounts for the sale of real estate. The deposits are recorded as trust liabilities and are refunded when the real estate is sold or the escrow is closed according to the terms of the escrow agreement.

NOTE 4.   BANK INDEBTEDNESS

For the period ended August 31, 2000 and August 31, 1999, the Company's available line of credit under the bank loan agreement amounted to $33,920 (CDN$50,000). The operating credit facility bears interest at the bank's prime lending rate plus 2% per annum with interest payable monthly. As security, the Company has provided a general assignment of book debts, a general security agreement constituting a first charge over all present and future personal property of the Company, a subordination agreement with respect to amounts owed by the borrower to the shareholders of $33,920 (CDN$50,000), and a guarantee by the major shareholder of the company of $33,920 (CDN$50,000).

At August 31, 2000, the Company had an available line of credit under the bank loan agreement amounting to $25,000. The unsecured operating credit facility bears interest at rate of 16% per annum. There were $14,000 in funds borrowed at August 31, 2000.

NOTE 5.   CAPITAL STOCK

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

NOTE 6.   PROMISSORY NOTE RECEIVABLE

On October 8, 1999, the Company signed an agreement with a former director who had a $250,000 promissory note receivable. The agreement allowed the Company to exchange the promissory note for 100,000 shares of Pioneer Growth Corp. ("Pioneer"), a company non-affiliated with the former director. However, the former director could re-acquire the Pioneer shares within one year by paying $250,000 in cash, or returning the 265,000 shares of HomeLife common stock initially acquired. In addition, the former director has guaranteed the value of the Pioneer shares would be atleast $250,000 on October 8, 2000, or he would make up the difference in value in cash or by exercising his option to return HomeLife shares equal to the amount.

The Company is in current negotiations with the former director relating to this note and has extended the expiration of the option and right until October 22, 2000.

In light of the option provided to the former director to return all of part of the HomeLife shares initially acquired as well as his right to re-acquire the Pioneer shares, the Company will continue to reflect the promissory note receivable until the option and the right expires on October 22, 2000. At that time, the Company will either record the Pioneer shares as an asset at their fair value, or the cash received in place of the Pioneer shares. Any shares of HomeLife common shares received in settlement of the note will be cancelled.

In the event that the issuer fails to make up for any diminution in the fair value of the Pioneer shares, the Company will cancel a proportionate number of its common shares previously issued to issuer. If the Company continues to own Pioneer shares subsequent to October 22, 2000, the Company will reflect any changes in fair value through earnings on a quarterly basis.

NOTE 7.   SEGMENTED INFORMATION

Segmented information has been provided for the company on the basis of different geographic areas and different services. The revenue for Canada is substantially all derived from real estate brokerage.

a)   Revenue by Geographic Area
                                                       2000          1999
                                                         $             $
     United States of America                         332,104       406,115
     Canada                                           565,457       582,638
                                                   ------------------------
                                                      897,561       988,753
                                                   ========================

b)   Net Income (Loss) by Geographic Area

     United States of America                         (21,888)       16,439
     Canada                                            (2,810)        8,964
                                                   ------------------------
                                                      (24,698)       25,403
                                                   ========================

c)   Identifiable Assets by Geographic Area
                                                       2000          1999
                                                         $             $

     United States of America                       1,956,399     2,704,744
     Canada                                           282,529       446,342
                                                   ------------------------
                                                    2,238,928     3,151,086
                                                   ========================

d)   Amortization by Geographic Area

     United States of America                           6,471         2,143
     Canada                                             2,172            --
                                                   ------------------------
                                                        8,643         2,143
                                                   ========================

d)   Revenue by industry
     Real Estate Franchise                            168,574       211,402
     Real Estate Brokerage                            565,457       582,638
     Mortgage Financing                                23,046        43,800
     Home Warranty                                     84,372        85,124
     Other                                             56,112        65,789
                                                   ------------------------
     Total                                            897,561       988,753
                                                   ========================

e)   Net income (loss) by industry

     Real Estate Franchise                            (27,723)          625
     Real Estate Brokerage                             (2,810)        8,964
     Mortgage Financing                                   319         6,670
     Home Warranty                                      9,754        13,002
     Other                                             (4,238)       (3,858)
                                                   ------------------------
     Total                                            (24,698)       25,403
                                                   ========================

f)   Identifiable assets by industry

     Real Estate Franchise                          1,724,903     2,298,285
     Real Estate Brokerage                            282,529       446,342
     Mortgage Financing                                16,302        39,309
     Home Warranty                                    157,921       182,035
     Other                                             57,273       185,115
                                                   ------------------------
     Total                                          2,238,928     3,151,086
                                                   ========================

                                                       2000          1999
                                                         $             $
g)   Amortization by industry

     Real Estate Franchise                              6,435         2,143
     Real Estate Brokerage                              2,172            --
     Mortgage Financing                                    --            --
     Home Warranty                                         36            --
                                                   ------------------------
     Total                                              8,643         2,143
                                                   ========================

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

THREE MONTHS ENDED AUGUST 31, 2000 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1999 (UNAUDITED).

     REVENUES. The Company generated gross sales of $897,561 for the quarter ended August 31, 2000 compared to gross sales of $988,753 for the quarter ended August 31, 1999. Revenue by business segment is shown below:

                                  August 31, 2000       August 31, 1999
                                   Amount       %        Amount       %
                                   ------       -        ------       -
     Real estate brokerage        565,457       63      582,638       59
     Royalty & franchise fees     168,574       19      211,402       21
     Mortgage financing            23,046        3       43,800        4
     Home warranty sales           84,372        9       85,124        9
     Other                         56,056        6       65,789        7
                                 --------      ---     --------      ---
     TOTAL                        897,561      100      988,753      100
                                 ========      ===     ========      ===

Real estate brokerage commissions decreased from $582,638 for the quarter ended August 31, 1999 to $565,457 for the quarter ended August 31, 2000. As the number of brokers was approximately unchanged, this decrease of $17,181 or 3%, is a result of a decrease in the number of escrows per broker.

Royalty fees & franchise fees combined decreased $42,828 from $211,402 for the three months ended August 31, 1999 to $168,574 for the three months ended August 31, 2000. The decrease in revenue relates to lower royalty fees for the period as well as a short term marketing effort to obtain new franchises by discounting the initial franchise fees.

Mortgage financing fees were $23,046 for the quarter ended August 31, 2000 compared to $43,800 for the same period in the prior year. The decrease is a result of timing the close of loans as well as the strong competition in this area.

Home warranty sales were comparable for the two periods at 9% of overall sales.

     DIRECT COSTS. Direct costs for the current quarter were $597,124 compared to $621,026 for the same prior year quarter. This decrease corresponds to the overall decrease in sales for the two quarters.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $154,278 for the three months ended August 31, 1999 to $141,648 for the three months ended August 31, 2000. This decrease of $12,630 was primarily the result of two employees who left the company and were not replaced during the same quarter.

     GENERAL AND ADMINISTRATIVE. General and administrative costs for the quarter ended August 31, 2000 were $125,112 versus $140,187 for the quarter ended August 31, 1999. This decrease of $15,075 was primarily due to a continued effort to reduce costs which mainly included a decrease in the use of outside consultants

     OCCUPANCY. There was a slight increase in occupancy costs for the comparable first fiscal quarters which is a result of the escalation clauses in the lease agreements.

     FINANCIAL. Financial costs were comparable for the two quarters.

     AMORTIZATION. Amortization of intangibles was $8,643 for the three months ended August 31, 2000 compared to $2,143 for the three months ended August 31, 1999. This increase was primarily a result of some assets the change in the estimate of the useful lives of the trademarks and franchise rights from 20 year to 10 years in 1999.

     MINORITY INTEREST. The reduction in net loss due to minority interest was $188 in the quarter ended August 31, 2000 versus an increase in net income of $482 for the quarter ended August 31, 1999. This difference is the result of Keim Group Ltd. and MaxAmerica Home Warranty Company, combined, recording losses in the applicable quarters.

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

                                        HOMELIFE, INC.
                                        (REGISTRANT)

Dated October 12, 2000                   /s/ Andrew Cimerman
                                         ----------------------------------
                                         Andrew Cimerman,
                                         Chief Executive Officer and Director