Form 10QSB
period 2000-11-30
HOMELIFE INC
filed 2001-01-16
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

             NEVADA                                              33-0680443
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

4100 Newport Place, Suite 730, Newport Beach, CA                    92660
------------------------------------------------               ---------------
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

                                Yes [X]   No [ ]

     The issuer had 5,637,538 shares outstanding as of November 30, 2000.

     Transitional Small Business Disclosure Format (check one):

                                Yes [ ]   No [X]

                                 HOMELIFE, INC.

                                      INDEX
                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION                                               1.

Item 1. Financial Statements                                                 1.

        Consolidated Unaudited Balance Sheet as of November 30, 2000         1.

        Comparative Unaudited Consolidated Statements of Operations          3.
             for the three months ended November 30, 2000 and 1999

        Comparative Unaudited Consolidated Statements of Operations          4.
             for the six months ended November 30, 2000 and 1999

        Comparative Unaudited Consolidated Statements of Cash Flows          5.
             for the three months ended November 30, 2000 and 1999

        Comparative Unaudited Consolidated Statements of Cash Flows          6.
             for the six months ended November 30, 2000 and 1999

        Notes to Unaudited Consolidated Financial Statements                 7.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation                                   14.

PART II - OTHER INFORMATION                                                  18.

Item 1. Legal Proceedings                                                    18.

Item 2. Changes in Securities and Use of Proceeds                            18.

Item 3. Defaults Upon Senior Securities                                      18.

Item 4. Submission of Matters to a Vote of Security Holders                  18.

Item 5. Other Information                                                    18.

Item 6. Exhibits and Reports of Form 8-K                                     18.
        (a)  Exhibits
        (b)  Reports on Form 8-K

PART I - FINANCIAL INFORMATION

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET
AS OF NOVEMBER 30, 2000
(UNAUDITED)

ASSETS
Current Assets
         Cash                                                       $    290,674
         Marketable securities, at fair value                             20,625
         Accounts receivable                                              89,216
         Notes receivable                                                191,222
         Prepaid expenses and deposits                                    58,994
                                                                    ------------
                                                                         650,731

         Property and Equipment                                          466,065

         Goodwill                                                        642,607

         Other Assets                                                    359,631

         Cash Held in Trust                                              130,946
                                                                    ------------

                                                                    $  2,249,980
                                                                    ============

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF NOVEMBER 30, 2000
(UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY
         Current Liabilities

         Bank indebtedness                                         $     75,000
         Accounts payable                                               136,379
         Accrued expenses                                               171,779
         Note payable                                                    90,944
         Reserve for warranty                                            52,865
         Dividends payable                                                5,770
         Deferred revenue                                               177,452
                                                                   ------------
                                                                        710,189

         Deferred Revenue                                               154,119

         Trust Liability                                                130,946

         Minority Interest                                               30,417
                                                                   ------------
                                                                      1,025,671

         Stockholders' Equity

         Capital Stock                                                1,036,629

         Additional Paid in Capital                                   3,182,304

         Accumulated Other Comprehensive Gain/(Loss)                        277

         Accumulated Deficit                                         (2,994,901)
                                                                   ------------

                                                                      1,224,309
                                                                   ------------

                                                                   $  2,249,980
                                                                   ============

HOMELIFE, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
(UNAUDITED)

                                                      2000             1999
                                                  ------------     ------------
REVENUE

Royalty and franchise fees                        $    210,598     $    232,163
Warranty fees                                           55,357           71,605
Mortgage financing fees                                 40,022            8,012
Real estate brokerage                                  492,448          520,332
Other income                                            91,553           97,775
                                                  -----------------------------

                                                       889,978          929,887

DIRECT COSTS                                           563,168          565,518
                                                  -----------------------------

                                                       326,810          364,369
                                                  -----------------------------
EXPENSES

Salaries and fringe benefits                           159,434          136,563
General and administrative                              91,392          161,880
Occupancy                                               45,791           41,384
Financial                                                3,780          148,364
Amortization                                             8,643           86,419
                                                  -----------------------------

                                                       309,040          574,610
                                                  -----------------------------

INCOME/(LOSS) BEFORE MINORITY INTEREST                  17,770         (210,241)

Minority interest                                        1,123           (4,094)
                                                  -----------------------------

NET INCOME/(LOSS)                                       18,893         (214,335)

Preferred dividends                                       (630)            (780)
                                                  -----------------------------

NET INCOME/(LOSS) APPLICABLE TO COMMON
   SHARES                                               18,263         (215,115)
                                                  =============================

BASIC AND FULLY DILUTED INCOME/
 (LOSS) PER COMMON SHARE                          $       0.00     $      (0.05)
                                                  =============================


WEIGHTED-AVERAGE NUMBER OF                           5,103,492        4,476,507
 COMMON SHARES

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
(UNAUDITED)
                                                      2000             1999
                                                  ------------     ------------
REVENUE

Royalty and franchise fees                        $    379,172     $    443,565
Warranty fees                                          139,729          156,729
Mortgage financing fees                                 63,068           51,812
Real estate brokerage                                1,057,905        1,102,970
Other income                                           147,665          163,564
                                                  -----------------------------

                                                     1,787,539        1,918,640

DIRECT COSTS                                         1,160,292        1,186,544
                                                  -----------------------------

                                                       627,247          732,096
                                                  -----------------------------
EXPENSES

Salaries and fringe benefits                           301,082          290,841
General and administrative                             216,504          298,067
Occupancy                                               92,246           85,041
Financial                                                7,245          150,905
Amortization                                            17,286           88,562
                                                  -----------------------------

                                                       634,363          913,416
                                                  -----------------------------

INCOME/(LOSS) BEFORE MINORITY INTEREST                  (7,116)        (181,320)

Minority interest                                        1,311           (3,612)
                                                  -----------------------------

NET INCOME/(LOSS)                                       (5,805)        (184,932)

Preferred dividends                                     (1,260)          (1,560)
                                                  -----------------------------

NET INCOME/(LOSS) APPLICABLE TO COMMON
   SHARES                                               (7,065)        (186,492)
                                                  =============================

BASIC AND FULLY DILUTED INCOME/
 (LOSS) PER COMMON SHARE                          $       0.00     $      (0.04)
                                                  =============================


WEIGHTED-AVERAGE NUMBER OF                           5,103,492        4,476,822
 COMMON SHARES

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
(UNAUDITED)

                                                            2000             1999
                                                        ------------     ------------
CASH FLOWS FROM OPERATION ACTIVITIES
Net income/(loss)                                       $     18,893     $   (214,335)
Adjustments to reconcile net income/(loss)
   to net cash used in operating activities
Depreciation and amortization                                  8,643           86,419
Loss on trading securities                                   150,905
Minority interest                                             (1,311)           4,094
Changes in assets and liabilities
Decrease (increase) in accounts and other receivable          (9,365)           4,947
Decrease (increase) in notes receivable                      (14,421)              --
Decrease (increase) in prepaid expenses                        2,678          (17,324)
Increase (decrease) in accounts payable                       47,850          251,476
Increase (decrease) in accrued expenses                      (41,153)              --
Increase (decrease) in reserve for warranty                   (7,235)         (19,500)
Increase in deferred revenue                                 (24,697)         (90,285)
                                                        -----------------------------

Net cash provided by/(used in) operating activities          (20,118)         156,397
                                                        -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Equity Capital                                      --         (152,687)
Purchases of property and equipment                            3,137          (54,029)
Investment in intellectual assets                                 --           95,815
                                                        -----------------------------

Net cash provided by/(used in) investing activities            3,137         (110,901)
                                                        -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by (required for) bank indebtedness             61,000          (16,960)
Increase (decrease) in dividends payable                          --             (780)
Preferred stock issuance                                          --          (36,860)
Cash provided by (required for) notes payable                 20,376           (5,000)
Cash provided by (required for) advances
   from stockholder                                               --          (50,096)
                                                        -----------------------------

Net cash provided by/(used in) financing activities           81,376         (109,696)
                                                        -----------------------------

NET INCREASE (DECREASE) IN CASH                               64,395          (64,200)
Cash, beginning of period                                    226,279          333,464
                                                        -----------------------------

CASH, END OF PERIOD                                     $    290,674     $    269,264
                                                        =============================

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
(UNAUDITED)

                                                                 2000             1999
                                                             ------------     ------------
CASH FLOWS FROM OPERATION ACTIVITIES
Net income/(loss)                                            $     (5,805)    $   (184,932)
Adjustments to reconcile net income/(loss)
   to net cash used in operating activities
Depreciation and amortization                                      17,286           88,562
Loss on trading securities                                             --          150,905
Minority interest                                                  (1,499)           3,612
Changes in assets and liabilities
Decrease (increase) in accounts and other receivable               27,484            9,091
Decrease (increase) in notes receivable                           (15,222)              --
Decrease (increase) in prepaid expenses                            (8,356)             415
Increase (decrease) in accounts payable                          (210,218)         156,936
Increase (decrease) in accrued expenses                           171,779               --
Increase (decrease) in reserve for warranty                        (5,596)         (10,900)
Increase in deferred revenue                                      (24,697)         (62,286)
                                                             -----------------------------

Net cash provided by/(used in) operating activities               (54,844)         151,403
                                                             -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Equity Capital                                           --         (152,687)
Purchases of property and equipment                               (54,490)         (57,428)
Investment in intellectual assets                                      --           95,815
                                                             -----------------------------

Net cash used in investing activities                             (54,490)        (114,300)
                                                             -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by (required for) bank indebtedness                  61,000          (16,960)
Cash (required for) provided by advances from stockholder              --          (50,096)
Cash required for dividends                                            --           (1,560)
Preferred stock issuance                                               --          (36,860)
Cash provided by (required for) notes payable                      90,944           10,000
                                                             -----------------------------

Net cash provided by/(used in) financing activities               151,944          (95,476)
                                                             -----------------------------

NET INCREASE (DECREASE) IN CASH                                    42,610          (58,373)
Cash, beginning of period                                         248,064          327,637
                                                             -----------------------------

CASH, END OF PERIOD                                          $    290,674     $    269,264
                                                             =============================

                                 HOMELIFE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              UNAUDITED FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000

NOTE 1.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at November 30, 2000 and results of operations for the six months ended November 30, 2000 and 1999.

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

b)   Majority-owned subsidiaries

The Keim Group Ltd., and MaxAmerica Home Warranty Company - 93.33% and 82.72% respectively.

On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these financial statements include the financial results of the subsidiaries for the period ended November 30, 2000 and May 31, 2000.

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

(e)  Advertising Costs

Advertising costs represent prepaid preprinted advertising materials which have been amortized over three years. For the period ended November 30, 2000, there are no unamortized advertising costs.

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

(j)  Amortization of Other Assets

Amortization of other assets is on a straight-line basis over their estimated useful lives as follows: Trademarks and franchise rights 10 years

(k)  Impairment

The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of November 30, 2000, management expects its long-lived assets to be fully recoverable.

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

NOTE 4.   BANK INDEBTEDNESS

For the period ended November 30, 2000 and November 30, 1999, the Company's available line of credit under the bank loan agreement amounted to $33,920 (CDN$50,000). The operating credit facility bears interest at the bank's prime lending rate plus 2% per annum with interest payable monthly. As security, the Company has provided a general assignment of book debts, a general security agreement constituting a first charge over all present and future personal property of the Company, a subordination agreement with respect to amounts owed by the borrower to the shareholders of $33,920 (CDN$50,000), and a guarantee by the major shareholder of the company of $33,920 (CDN$50,000).

At November 30, 2000, the Company had an available line of credit under the bank loan agreement amounting to $75,000. The unsecured operating credit facility bears interest at the bank's prime lending rate plus 2% per annum.

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
5,109,764    Common shares (4,803,932 - 1999)

(c)  Warrant

On January 16, 1997, the Company granted a warrant to S & S Acquisition Corp. as part of the consideration for the acquisition of its assets. The warrant entitles S & S Acquisition Corp. to acquire, from January 31, 1998 to January 31, 2002, up to 200,000 Common shares of the Company at $4 per share. The number of Common shares and the price per share are adjusted proportionately with the increase in the number of Common shares issued by the Company. As the market value of the Common share of the Company was significantly lower than $4 per share, no value was assigned to the warrant.

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

(f)  Earnings per share

The fully diluted earnings per share does not included the issuance of shares which would be anti-dilutive arising from the following:

Conversion of 10,000 Class A Preferred shares to Common shares; conversion of 78 Class AA Preferred shares to Common shares; exercise of a warrant which entitles holder to acquire 200,000 Common shares at $4 per share; exercise of stock options to acquire issuance of 140,000 Common shares.

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

The Company is in current negotiations with the former director relating to this note and has extended the expiration of the option and right until January 22, 2001.

In light of the option provided to the former director to return all of part of the HomeLife shares initially acquired as well as his right to re-acquire the Pioneer shares, the Company will continue to reflect the promissory note receivable until the option and the right expires on January 22, 2001. At that time, the Company will either record the Pioneer shares as an asset at their fair value, or the cash received in place of the Pioneer shares. Any shares of HomeLife common shares received in settlement of the note will be cancelled.

In the event that the issuer fails to make up for any diminution in the fair value of the Pioneer shares, the Company will cancel a proportionate number of its common shares previously issued to issuer. If the Company continues to own Pioneer shares subsequent to January 22, 2001, the Company will reflect any changes in fair value through earnings on a quarterly basis.

NOTE 7.   SEGMENTED INFORMATION

Segmented information has been provided for the company on the basis of different geographic areas and different services. The revenue for Canada is substantially all derived from real estate brokerage.

a)   Revenue by Geographic Area
                                                    2000            1999

     United States of America                  $    729,634    $    815,670
     Canada                                       1,057,905       1,102,970
                                               ----------------------------
                                                  1,787,539       1,918,640
                                               ============================

b)   Net Income (Loss) by Geographic Area

     United States of America                        (1,573)       (213,164)
     Canada                                          (5,492)         26,672
                                               ----------------------------
                                                     (7,065)       (186,492)
                                               ============================

c)   Identifiable Assets by Geographic Area
                                                    2000            1999

     United States of America                  $  2,036,856    $  2,550,101
     Canada                                         213,124         405,138
                                               ----------------------------
                                                  2,249,980       2,955,239
                                               ============================

d)   Amortization by Geographic Area

     United States of America                        16,098          85,475
     Canada                                           1,188           3,087
                                               ----------------------------
                                                     17,286          88,562
                                               ============================

e)   Revenue by industry
     Real Estate Franchise                          379,172         443,565
     Real Estate Brokerage                        1,057,905       1,102,970
     Mortgage Financing                              63,068          51,812
     Home Warranty                                  139,729         156,729
     Other                                          147,665         163,564
                                               ----------------------------
     Total                                        1,787,539       1,918,640
                                               ============================

e)   Net income (loss) by industry

     Real Estate Franchise                          (24,417)        (39,968)
     Real Estate Brokerage                           (5,492)         26,672
     Mortgage Financing                                 920        (148,591)
     Home Warranty                                   35,157         (17,332)
     Other                                          (13,233)         (7,273)
                                               ----------------------------
     Total                                           (7,065)       (186,492)
                                               ============================

f)   Identifiable assets by industry

     Real Estate Franchise                        1,857,630       2,268,152
     Real Estate Brokerage                          213,124         405,138
     Mortgage Financing                              16,903          49,039
     Home Warranty                                  152,063         151,007
     Other                                           10,260          81,903
                                               ----------------------------
     Total                                        2,249,980       2,955,239
                                               ============================

                                                    2000            1999
g)   Amortization by industry

     Real Estate Franchise                     $     15,414    $     80,064
     Real Estate Brokerage                            1,188           3,087
     Mortgage Financing                                  --              --
     Home Warranty                                      684           5,411
                                               ----------------------------
     Total                                           17,286          88,562
                                               ============================

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

     From time to time, the Company has entered into strategic alliances with various companies in order to explore the cross marketing of their services to customers of the Company or its franchises. To date, these strategic alliances have not included any funding agreements or other liabilities on the part of the Company. HomeLife has formed a strategic alliance with Allstate Funding. Allstate Funding provides loan processing and underwriting for MaxAmerica, the real estate mortgage brokerage subsidiary of HomeLife.

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

THREE MONTHS ENDED NOVEMBER 30, 2000 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED).

     REVENUES. The Company generated gross sales of $889,978 for the quarter ended November 30, 2000 compared to gross sales of $929,887 for the quarter ended November 30, 1999. Revenue by business segment is shown below:

                                     November 30, 2000        November 30, 1999
                                    Amount         %         Amount         %
                                  ----------    -------    ----------    -------
     Real estate brokerage           492,448         56       520,332         56
     Royalty & franchise fees        210,598         24       232,163         25
     Mortgage financing               40,022          4         8,012          1
     Home warranty sales              55,357          6        71,605          8
     Other                            91,553         10        97,775         10
                                  ----------    -------    ----------    -------
     TOTAL                           889,978        100       929,887        100
                                  ==========    =======    ==========    =======

Real estate brokerage commissions decreased from $520,332 for the quarter ended November 30, 1999 to $492,448 for the quarter ended November 30, 2000. The decrease of $27,884 or 5% is a result of fewer brokers in addition to fewer number of escrows per broker.

Royalty fees & franchise fees combined decreased $21,565 from $232,163 for the three months ended November 30, 1999 to $210,598 for the three months ended November 30, 2000. The decrease in revenue relates to lower royalty fees for the period as well as a marketing effort to obtain new franchises by discounting the initial franchise fees.

Mortgage financing fees were $40,022 for the quarter ended November 30, 2000 compared to $8,012 for the same period in the prior year. The increase is a result of more existing franchises are selling mortgage loans in the current year that were not selling the loans in the prior year.

Home warranty sales have decreased $16,248 or 22% from the same prior year quarter. The downturn in the real estate market in Michigan, resulting in fewer home warranty sales and lower per sale has accounted for this decrease.

     DIRECT COSTS. Direct costs for the current quarter were $563,168 compared to $565,518 for the same prior year quarter. As a percentage of sales, direct costs are only slightly higher in the current year due to slightly higher warranty claims than in the prior year.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits increased from $136,563 for the three months ended November 30, 1999 to $159,434 for the three months ended November 30, 2000. This increase of $22,871 was primarily the result of the addition of three employees in the Michigan offices.

     GENERAL AND ADMINISTRATIVE. General and administrative costs for the quarter ended November 30, 2000 were $91,392 versus $161,880 for the quarter ended November 30, 1999. This decrease of $70,488 was due to a continued company wide effort to reduce costs, which included a decrease & strict monitoring in the use of outside consultants, as well as lower legal fees in the current year.

     OCCUPANCY. There was a slight increase in occupancy costs for the comparable second fiscal quarters which is a result of the escalation clauses in the lease agreements.

     FINANCIAL. The prior year quarter included the write down on the investment securities. The company incurred no further write downs in the current year quarter.

     AMORTIZATION. Amortization of intangibles was $8,643 for the three months ended November 30, 2000 compared to $86,419 for the three months ended November 30, 1999. The prior year quarter reflected the change in the estimate of the useful lives of the trademarks and franchise rights from 20 year to 10 years.

     MINORITY INTEREST. The increase in net income due to minority interest was $1,123 for the quarter ended November 30, 2000 versus an increase in net loss of $4,094 for the quarter ended November 30, 1999. This difference is the result of Keim Group Ltd. and MaxAmerica Home Warranty Company, combined, recording losses in the current year quarter whereas combined, they showed a profit in the prior year quarter.

     LIQUIDITY AND CAPITAL RESOURCES. HomeLife's primary source of liquidity is positive cash flow from its current operations. In addition it has 3,750 shares of Voice Mobility Inc. as a marketable security, and lines of credit with two banks in the amounts of CDN$50,000 and $75,000. The capital requirements of the Company are for operating expenses and to service and use of its lines of credit. The Company has recorded a loss on its marketable security as the share price has declined in the public market from the purchase share price. The Company has recorded significant operating losses in the prior three years. These losses are primarily due to amortization and depreciation of acquisitions made in prior years, loss on investments made in prior years, and write down of promotional and marketing materials purchased in prior years due to outdated advertising campaigns. Cash flow is cumulatively positive for the past three years, and it is projected that operations for the coming years can be funded out of future cash flows. The Company does not have any derivative instruments or hedging activities therefore, the Company believes that SFAS No. 133 will have no material impact on the Company's financial statements or notes thereto.

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

SIX MONTHS ENDED NOVEMBER 30, 2000 (UNAUDITED) COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED).

     REVENUES. The Company generated gross sales of $1,787,539 for the six months ended November 30, 2000 compared to gross sales of $1,918,640 for the six months ended November 30, 1999. Revenue by business segment is shown below:

                               November 30, 2000          November 30, 1999
                               Amount          %          Amount          %
                            ------------    -------    ------------    -------
Real estate brokerage          1,057,905         59       1,102,970         57
Royalty & franchise fees         379,172         21         443,565         23
Mortgage financing                63,068          4          51,812          3
Home warranty sales              139,729          8         156,729          8
Other                            147,665          8         163,564          9
                            ------------    -------    ------------    -------
TOTAL                          1,787,539        100       1,918,640        100
                            ============    =======    ============    =======

Real estate brokerage commissions decreased from $1,102,970 for the half year ended November 30, 1999 to $1,057,905 for the half year ended November 30, 2000. Fewer brokers as well as fewer sales per broker has accounted for this decrease of approximately 4% for the two periods.

Royalty fees & franchise fees combined decreased $64,393 or 15% from the six months ended November 30, 1999 compared to the six months ended November 30, 2000. The decrease in revenue relates to lower royalty fees for the period as well as a new marketing effort to obtain new franchises by discounting the initial franchise fees.

Mortgage financing fees were $63,068 year to date fiscal 2000 compared to $51,812 for the same period in the prior year. The increase is a result of more existing franchises are selling mortgage loans in the current year

Home warranty sales were comparable for the two periods at 8% of overall sales.

     DIRECT COSTS. As a percentage of sales, direct costs are higher by a couple of percentage points in the current year due to slightly higher warranty claims and real estate commission fees than in the prior year.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits increased from $290,841 for year to date fiscal year 1999 to $301,082 for year to date fiscal year 2000. This increase results from the addition of personnel in the Michigan offices.

     GENERAL AND ADMINISTRATIVE. Due to a continued company wide effort to reduce costs, which included a decrease & strict monitoring in the use of outside consultants, in addition to lower legal fees in the current year, general and administrative fees are $81,563 lower for the same periods in fiscal year 2000 & 1999.

     OCCUPANCY. There was a slight increase in occupancy costs for the comparable first fiscal quarters which is a result of the escalation clauses in the lease agreements.

     FINANCIAL. The prior year amount for financial included the write down on the investment securities. The company incurred no further write downs in the current year quarter.

     AMORTIZATION. Amortization of intangibles was $17,286 for the six months ended November 30, 2000 compared to $88,562 for the six months ended November 30, 1999. This decrease was the result of the change in the estimate of the useful lives of the trademarks and franchise rights from 20 year to 10 years in 1999.

     MINORITY INTEREST. The reduction in net loss due to minority interest was $1,311 for the six months ended November 30, 2000 versus an increase in net loss of $3,612 for the six months ended November 30, 1999. This difference is the result of Keim Group Ltd. and MaxAmerica Home Warranty Company, combined, recording losses in the current year quarter whereas combined, they showed a profit in the prior year quarter.

     LIQUIDITY AND CAPITAL RESOURCES. HomeLife's primary source of liquidity is positive cash flow from its current operations. In addition it has 3,750 shares of Voice Mobility Inc. as a marketable security, and lines of credit with two banks in the amounts of CDN$50,000 and $75,000. The capital requirements of the Company are for operating expenses and to service and use of its lines of credit. The Company has recorded a loss on its marketable security as the share price has declined in the public market from the purchase share price. The Company has recorded significant operating losses in the prior three years. These losses are primarily due to amortization and depreciation of acquisitions made in prior years, loss on investments made in prior years, and write down of promotional and marketing materials purchased in prior years due to outdated advertising campaigns. Cash flow is cumulatively positive for the past three years, and it is projected that operations for the coming years can be funded out of future cash flows. The Company does not have any derivative instruments or hedging activities therefore, the Company believes that SFAS No. 133 will have no material impact on the Company's financial statements or notes thereto.

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

                                        HOMELIFE, INC.
                                        (REGISTRANT)


Dated January 12, 2001                  /s/ Andrew Cimerman
                                        ---------------------------------
                                        Andrew Cimerman,
                                        Chief Executive Officer and Director