Form 10QSB
period 2001-02-28
HOMELIFE INC
filed 2001-04-13
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2001

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

     NEVADA                                         33-0680443
     -------------------------------                -----------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

             4100 Newport Place, Suite 730, Newport Beach, CA        92660
             ------------------------------------------------     ----------
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

                                       Yes X    No

     The issuer had 5,443,586 shares outstanding for the period ended February 28, 2001.

Transitional Small Business Disclosure Format (check one):

                                       Yes      No  X

                                 HOMELIFE, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION                                                1.

Item 1. Financial Statements                                                  1.

     Consolidated Unaudited Balance Sheet as of February 28, 2001             1.

     Comparative Unaudited Consolidated Statements of Operations              3.
        for the three months ended February 28, 2001 and February 29, 2000

     Comparative Unaudited Consolidated Statements of Operations              4.
        for the nine months ended February 28, 2001 and February 29, 2000

     Comparative Unaudited Consolidated Statements of Cash Flows              5.
        for the three months ended February 28, 2001 and February 29, 2000

     Comparative Unaudited Consolidated Statements of Cash Flows              6.
        for the nine months ended February 28, 2001 and February 29, 2000

     Notes to Unaudited Consolidated Financial Statements                     7.

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation.                                            14.

PART II - OTHER INFORMATION                                                  18.

Item 1. Legal Proceedings.                                                   18.

Item 2. Changes in Securities and Use of Proceeds.                           18.

Item 3. Defaults Upon Senior Securities.                                     18.

Item 4. Submission of Matters to a Vote of Security Holders.                 18.

Item 5. Other Information.                                                   19.

Item 6. Exhibits and Reports of Form 8-K.                                    19.
     (a)  Exhibits
     (b)  Reports on Form 8-K

PART I - FINANCIAL INFORMATION

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET
AS OF FEBRUARY 28, 2001
(UNAUDITED)

ASSETS
Current Assets
     Cash                                                            $  164,440
     Marketable securities, at fair value                                 7,625
     Accounts receivable                                                123,517
     Notes receivable                                                   191,660
     Prepaid expenses and deposits                                       57,554
                                                                     ----------
                                                                        544,796

     Property and Equipment                                             442,378

     Goodwill                                                           617,015

     Other Assets                                                       353,031

     Cash Held in Trust                                                 190,013
                                                                     ----------

                                                                     $2,147,233
                                                                     ==========

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF FEBRUARY 28, 2001
(UNAUDITED)

LIABILITIES AND SHAREHOLDER'S EQUITY
     Current Liabilities

     Bank indebtedness                                              $    50,000
     Accounts payable                                                   122,671
     Accrued expenses                                                   194,029
     Reserve for warranty                                                41,214
     Dividends payable                                                    7,960
     Deferred revenue                                                   156,452
                                                                    -----------
                                                                        572,326

     Deferred Revenue                                                   154,119

     Trust Liability                                                    190,013

     Minority Interest                                                   30,120
                                                                    -----------
                                                                        946,578
     Stockholders' Equity

     Capital Stock                                                    1,036,629

     Additional Paid in Capital                                       3,182,304

     Accumulated Other Comprehensive Loss                                  (334)

     Accumulated Deficit                                             (3,017,944)
                                                                    -----------

                                                                      1,200,655
                                                                    -----------

                                                                    $ 2,147,233
                                                                    ===========

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
(UNAUDITED)
                                              For the three      For the three
                                              months ended       months ended
                                            February 28, 2001  February 29, 2000
     REVENUE

     Royalty and franchise fees                $   197,402        $   206,432
     Warranty fees                                  33,751             44,655
     Mortgage financing fees                         4,681             25,697
     Real estate brokerage                         223,508            400,864
     Other income                                   90,320             50,065
                                               ------------------------------
                                                   549,662            727,713

     COST OF SALES                                 221,899            426,621
                                               ------------------------------

                                                   327,763            301,092
                                               ------------------------------
     EXPENSES

     Salaries and fringe benefits                  132,570            181,069
     General and administrative                    119,534            115,877
     Occupancy                                      46,414             43,232
     Financial                                      15,741            (72,808)
     Amortization                                   33,643             76,453
                                               ------------------------------

                                                   347,902            343,823
                                               ------------------------------

     LOSS BEFORE MINORITY INTEREST                 (20,139)           (42,731)

     Minority interest                              (1,014)             3,216
                                               ------------------------------

     NET LOSS                                      (21,153)           (39,515)

     Preferred dividends                              (630)              (140)
                                               ------------------------------
     NET LOSS APPLICABLE TO
        COMMON SHARES                              (21,783)           (39,655)
                                               ==============================

     BASIC AND FULLY DILUTED                   $      0.00        $     (0.01)
     LOSS PER COMMON SHARE
                                               ==============================

     WEIGHTED-AVERAGE NUMBER OF                  4,940,155          4,956,848
     COMMON SHARES

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
(UNAUDITED)
                                              For the three      For the three
                                              months ended       months ended
                                            February 28, 2001  February 29, 2000
     REVENUE

     Royalty and franchise fees                $   576,573        $   649,997
     Warranty fees                                 173,480            201,384
     Mortgage financing fees                        67,749             64,331
     Real estate brokerage                       1,281,413          1,503,834
     Other income                                  237,985            226,807
                                               ------------------------------
                                                 2,337,200          2,646,353

     COST OF SALES                               1,382,191          1,613,165
                                               ------------------------------

                                                   955,009          1,033,188
                                               ------------------------------
     EXPENSES

     Salaries and fringe benefits                  433,652            471,910
     General and administrative                    336,038            413,944
     Occupancy                                     138,660            128,273
     Financial                                      22,986             78,097
     Amortization                                   50,928            165,015
                                               ------------------------------

                                                   982,264          1,257,239
                                               ------------------------------

     LOSS BEFORE MINORITY INTEREST                 (27,255)          (224,051)

     Minority interest                                 297               (396)
                                               ------------------------------

     NET LOSS                                      (26,958)          (224,447)

     Preferred dividends                            (1,890)            (1,700)
                                               ------------------------------
     NET LOSS APPLICABLE TO
        COMMON SHARES                              (28,848)          (226,147)
                                               ==============================

     BASIC AND FULLY DILUTED                   $      0.00        $     (0.05)
        LOSS PER COMMON SHARE
                                               ==============================

     WEIGHTED-AVERAGE NUMBER OF                  4,940,155          4,956,848
     COMMON SHARES

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                             For the three      For the three
                                                             months ended       months ended
                                                           February 28, 2001  February 29, 2000
                                                                     $                  $
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    (23,043)           (39,655)
     Adjustments to reconcile net loss to net cash used
        in operating activities
     Depreciation and amortization                                33,642             63,379
     Minority interest                                              (297)            (3,216)
     Loss on trading securities                                   13,000                 --
     Effect on foreign currency exchange rates                      (611)                --
     Gain on trading securities                                       --            (71,443)
     Changes in assets and liabilities
     Decrease (increase) in accounts and other receivable        (34,301)           (45,702)
     Decrease (increase) in notes receivable                        (438)            (3,500)
     Decrease (increase) in prepaid expenses                       1,440              1,349
     Increase (decrease) in accounts payable                     (13,708)          (259,605)
     Increase (decrease) in accrued expenses                      22,250            162,783
     Increase (decrease) in reserve for warranty                 (11,651)            10,500
     Increase in deferred revenue                                (21,000)            62,286
                                                               ----------------------------

     Net cash used in operating activities                       (34,717)          (122,824)
                                                               ----------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                          26,791             55,868
     Purchases of intellectual assets                             (4,554)           (95,815)
                                                               ----------------------------

     Net cash provided by/(used in) investing activities          22,237            (39,947)
                                                               ----------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES
     Cash provided by (required for)  bank indebtedness          (25,000)            29,890
     Cash provided by (required for) notes payable               (90,944)            20,000
     Increase (decrease) in common stock issuance                     --             36,860
     Increase (decrease) in dividends payable                      2,190               (140)
                                                               ----------------------------

     Net cash provided by (used in) financing activities        (113,754)            86,610
                                                               ----------------------------

     NET INCREASE (DECREASE) IN CASH                            (126,234)           (76,161)
     Cash, beginning of period                                   290,674            269,264
                                                               ----------------------------
     CASH, END OF PERIOD                                       $ 164,440          $ 193,103
                                                               ============================

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                       (Unaudited)  (Unaudited)
                                                       February 28, February 29,
                                                           2001          2000
                                                             $             $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  (28,848)     (226,147)
Adjustments to reconcile net loss to net cash used
   in operating activities
Depreciation and amortization                              50,928       151,941
Minority interest                                          (1,796)          396
Loss on trading securities                                 13,000            --
Effect on foreign currency exchange rates                    (611)           --
Changes in assets and liabilities
Decrease (increase) in accounts and other receivable       (6,817)      (36,611)
Decrease (increase) in notes receivable                   (15,660)       (3,500)
Decrease (increase) in prepaid expenses                    (6,916)        1,764
Increase (decrease) in accounts payable                  (223,926)     (102,669)
Increase (decrease) in accrued expenses                   194,029        69,462
Increase (decrease) in reserve for warranty               (17,247)         (400)
Increase (decrease) in deferred revenue                   (45,697)            0
                                                        -----------------------

Net cash used in operating activities                     (89,561)     (145,764)
                                                        -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                       (27,699)            0
Purchases of intellectual assets                           (4,554)            0
                                                        -----------------------

Net cash used in investing activities                     (32,253)            0
                                                        -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by (required for)  bank indebtedness         36,000        12,930
Increase (decrease) in common stock issuance                    0             0
Increase (decrease) in dividends payable                    2,190        (1,700)
                                                        -----------------------

Net cash provided by financing activities                  38,190        11,230
                                                        -----------------------

NET INCREASE (DECREASE) IN CASH                           (83,624)     (134,534)
Cash, beginning of year                                   248,064       327,637
                                                        -----------------------

CASH, END OF PERIOD                                     $ 164,440     $ 193,103
                                                        =======================

                                 HOMELIFE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Unaudited for the nine months ended February 28, 2001)

NOTE 1. BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at February 28, 2001 and results of operations for nine months ended February 28, 2001 and February 29, 2000.

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

b)   Majority-owned subsidiaries

The Keim Group Ltd., and MaxAmerica Home Warranty Company - 93.33% and 82.72% respectively.

On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these financial statements include the financial results of the subsidiaries for the period ended February 28, 2001 and February 29, 2000.

The assets acquired were recorded as trademarks and will be amortized over 10 years.

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

(e)  Advertising Costs

Advertising costs represent prepaid preprinted advertising materials which have been amortized over three years. For the period ended February 28, 2001, there are no unamortized advertising costs.

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

(j)  Amortization of Other Assets

Amortization of other assets is on a straight-line basis over their estimated useful lives as follows: Trademarks and franchise rights 10 years

(k)  Impairment

The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of February 28, 2001, management expects its long-lived assets to be fully recoverable.

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

NOTE 4. BANK INDEBTEDNESS

For the period ended February 28, 2001, the Company's available line of credit under the bank loan agreement amounted to $33,920 (CDN$50,000). The operating credit facility bears interest at the bank's prime lending rate plus 2% per annum with interest payable monthly. As security, the Company has provided a general assignment of book debts, a general security agreement constituting a first charge over all present and future personal property of the Company, a subordination agreement with respect to amounts owed by the borrower to the shareholders of $33,920 (CDN$50,000), and a guarantee by the major shareholder of the company of $33,920 (CDN$50,000).

At February 28, 2001, the Company had an available line of credit under the bank loan agreement amounting to $50,000. The unsecured operating credit facility bears interest at rate of 16% per annum.

NOTE 5. CAPITAL STOCK

(a)  Authorized

100,000 Class A Preferred shares of no par value, 6% non cumulative dividend, voting, convertible to Common shares at the option of the shareholder at a price equal to the face value of the Class A shares. Each Class A Preferred share carries 1,000 votes as compared with 1 vote for each Common share.

2,000 Class AA Preferred shares of $500 par value, 8% cumulative dividend, non-voting, are redeemable at face value by the Company. Convertible after 12 months from the date of issuance, at the option of the shareholder, to Common shares at a price equal to 125% of the face value of the Class AA shares as compared with the market price of the Common stock.

100,000,000  Common shares of $0.001 par value

(b)  Issued

   10,000  Class A Preferred shares
       78  Class AA Preferred shares
5,443,586  Common shares

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

(d)  Stock options

On September 18, 1998, the Board of Directors of the Company adopted a stock option plan (the "plan") for its directors, employees, and consultants. The authorized number of shares of Common stock of the Company, which may be granted under the plan, is one million shares. The terms of the options were to be determined by the president of the company, subject to the approval by the shareholders.

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

The Company is in current negotiations with the former director relating to this note and has extended the expiration of the option and right until April 22, 2001.

In light of the option provided to the former director to return all of part of the HomeLife shares initially acquired as well as his right to re-acquire the Pioneer shares, the Company will continue to reflect the promissory note receivable until the option and the right expires on April 22, 2001. At that time, the Company will either record the Pioneer shares as an asset at their fair value, or the cash received in place of the Pioneer shares. Any shares of HomeLife common shares received in settlement of the note will be cancelled.

In the event that the issuer fails to make up for any diminution in the fair value of the Pioneer shares, the Company will cancel a proportionate number of its common shares previously issued to issuer. If the Company continues to own Pioneer shares subsequent to April 22, 2001, the Company will reflect any changes in fair value through earnings on a quarterly basis.

NOTE 7. SEGMENTED INFORMATION

Segmented information has been provided for the company on the basis of different geographic areas and different services. The revenue for Canada is substantially all derived from real estate brokerage.

a)   Revenue by Geographic Area
                                                      2001              2000
                                                   $                 $
     United States of America                       1,055,787           960,566
     Canada                                         1,281,413         1,685,787
                                                   ----------------------------
                                                    2,337,200         2,646,353
                                                   ============================

b)   Net Income (Loss) by Geographic Area

     United States of America                         (29,451)         (236,334)
     Canada                                               603            10,187
                                                   ----------------------------
                                                      (28,848)         (226,147)
                                                   ============================

                                                      2001              2000
                                                   $                 $
c)   Identifiable Assets by Geographic Area

     United States of America                       1,893,690         2,297,047
     Canada                                           253,543           417,671
                                                   ----------------------------
                                                    2,147,233         2,714,718
                                                   ============================

d)   Amortization by Geographic Area

     United States of America                          49,184           112,037
     Canada                                             1,744             4,023
                                                   ----------------------------
                                                       50,928           116,060
                                                   ============================

d)   Revenue by Industry
     Real Estate Franchise                            576,573           659,103
     Real Estate Brokerage                          1,281,413         1,685,787
     Mortgage Financing                                67,749            64,331
     Home Warranty                                    173,480           204,102
     Other                                            237,985            33,030
                                                   ----------------------------
     Total                                          2,337,200         2,646,353
                                                   ============================

e)   Net Loss by Industry

     Real Estate Franchise                            (51,351)         (231,917)
     Real Estate Brokerage                                603            10,187
     Mortgage Financing                                (5,918)            4,830
     Home Warranty                                     25,477             2,208
     Other                                              2,341           (11,455)
                                                   ----------------------------
     Total                                            (28,848)         (226,147)
                                                   ============================

f)   Identifiable Assets by Industry

     Real Estate Franchise                          1,741,733         2,139,574
     Real Estate Brokerage                            253,543           417,671
     Mortgage Financing                                10,065             7,585
     Home Warranty                                    129,406           134,281
     Other                                             12,486            15,607
                                                   ----------------------------
     Total                                          2,147,233         2,714,718
                                                   ============================

                                                      2001              2000
                                                   $                 $
g)   Amortization by industry

     Real Estate Franchise                             48,049           112,037
     Real Estate Brokerage                              1,744             4,023
     Mortgage Financing                                    --                --
     Home Warranty                                      1,135                --
                                                   ----------------------------
     Total                                             50,928           116,060
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

THREE MONTHS ENDED  FEBRUARY 28, 2001  (UNAUDITED)  COMPARED TO THE THREE MONTHS
--------------------------------------------------------------------------------
ENDED FEBRUARY 29, 2000 (UNAUDITED).
------------------------------------

     REVENUES. The Company generated gross sales of $549,662 for the quarter ended February 28, 2001 compared to gross sales of $727,713 for the quarter ended February 29, 2000. Revenue by business segment is shown below:

                                      February 28, 2001       February 29, 2000
                                       Amount         %        Amount         %
                                       ------         -        ------         -
     Real estate brokerage            223,508       40.6      400,864       55.1
     Royalty & franchise fees         197,402       35.9      206,432       28.4
     Mortgage financing                 4,681        0.9       25,697        3.5
     Home warranty sales               33,751        6.1       44,655        6.1
     Other                             90,320       16.5       50,056        6.9
                                      -------      -----      -------      -----
     TOTAL                            549,662        100      727,713        100
                                      =======      =====      =======      =====

Real estate brokerage commissions decreased from $400,864 for the quarter ended February 29, 2000 to $223,508 for the quarter ended February 28, 2001. This decrease of $177,356 or 44%, is a result of a decrease in the number of licensed real estate agents in the Calgary office. The number of agents has decreased approximately 15% and accounted for the large decrease in brokerage commissions. During the first calendar quarter of 2000, the housing market in Canada was on an upswing, which accounted for the higher amount of brokerage commissions in the prior year .

Royalty fees & franchise fees combined decreased $9,030 from $206,432 for the three months ended February 29, 2000 to $197,402 for the three months ended February 28, 2001. As the franchise fees were approximately the same for both periods, this decrease relates to the royalty fees and is the result of the slowdown in real estate sales from the franchise offices.

Mortgage financing fees were $4,681 for the quarter ended February 28, 2001 compared to $25,697 for the quarter ended February 29, 2000. Very few mortgages were brokered in the current fiscal quarter, as the mortgage subsidiary lost an out of state correspondent that processed a majority of the company loans.

Home warranty sales were $33,751 and $44,655 for the quarters ended February 28, 2001 and February 29, 2000, respectively. This decrease was due to fewer contracts sold due to the general slow down in real estate sales.

     COST OF SALES. Cost of sales for the current quarter was $221,899 compared to $426,621 for the same prior year quarter. As a percentage of sales, the cost of sales is lower in the current quarter due to the decrease in brokerage real estate sales.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased $48,499 from $181,069 for the three months ended February 29, 2000 to $132,570 for the three months ended February 28, 2001. This decrease was primarily the result of the reduction in personnel in the Michigan and Calgary divisions.

     GENERAL AND ADMINISTRATIVE. General and administrative costs for the quarter ended February 28, 2001 were $119,524 versus $115,877 for the quarter ended February 29, 2000. This increase was mainly due to the use of outside consultants that were covering for the reduction in personnel.

     OCCUPANCY. There was a slight increase in occupancy costs for the comparable third fiscal quarters which is a result of the escalation clauses in the lease agreements.

     FINANCIAL. Financial costs for the quarter ended February 28, 2001 were an expense of $15,741 compared to the credit of $72,808 for the quarter ended February 29, 2000. The credit in the prior year primarily relates to a gain on the marketable investment and currency conversions whereas the current year expense primarily relates to bank charges and write down on the marketable investment.

     AMORTIZATION. Amortization of intangibles was $33,643 for the three months ended February 28, 2001 compared to $76,453 for the three months ended February 29, 2000. This decrease was the result prior year write offs and the change in the estimate of the useful lives of the trademarks and franchise rights from 20 year to 10 years which was a cumulative change.

     MINORITY INTEREST. The increase in net loss due to minority interest was $1,014 in the quarter ended February 28, 2001 versus a reduction in the net loss of $3,216 for the quarter ended February 29, 2000. This difference is the result of Keim Group Ltd. and MaxAmerica Home Warranty Company, combined, being profitable in the current year quarter and recording a loss in the prior year quarter.

NINE MONTHS  ENDED  FEBRUARY  28, 2001  (UNAUDITED)  COMPARED TO THE NINE MONTHS
--------------------------------------------------------------------------------
ENDED FEBRUARY 29, 2000 (UNAUDITED).
------------------------------------

     REVENUES. The Company generated gross sales of $2,337,200 for the nine months ended February 28, 2001 compared to gross sales of $2,646,353 for the nine months ended February 29, 2000. Revenue by business segment is shown below:

                                      February 28, 2001       February 29, 2000
                                       Amount         %        Amount         %
                                       ------         -        ------         -
Real estate brokerage                1,281,413      54.8     1,503,834      56.9
Royalty & franchise fees               576,573      24.7       649,997      24.5
Mortgage financing                      67,749       2.9        64,331       2.4
Home warranty sales                    173,480       7.4       201,384       7.6
Other                                  237,985      10.2       226,807       8.6
                                     ---------     -----     ---------     -----
TOTAL                                2,337,200       100     2,646,353       100
                                     =========     =====     =========     =====

Real estate brokerage commissions decreased from $1,503,834 for the period ended February 29, 2000 to $1,281,413 for the period ended February 28, 2001. This decrease is a result of a decrease in the number of escrows per broker as well as a decrease in the licensed number of brokers in the current year.

Royalty fees decreased from $649,997 for the period ended February 29, 2000 to $576,573 for the period ended February 28, 2001. As franchise fees and number of franchise offices were approximately the same for both periods, the decrease relates to royalties and is a result of the overall slow down in real estate sales.

Mortgage financing fees were $67,749 for the current year to date compared to $64,331 for the period ended February 28, 2001. The year to date is slightly higher than the prior year to date, although the separate quarters have fluctuated.

Home warranty sales decreased from $201,384 for the period ended February 29, 2000 to $173,480 for the period ended February 28, 2001. This decrease of $27,904 was due to the slow down in real estate sales and escrows closed during the current year.

     COST OF SALES. Cost of sales for the period ended February 28, 2001 was $1,382,191 compared to $1,613,165 for the period ended February 29, 2000. These amounts are comparable as a percentage of sales for the two periods.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits were $433,652 for the period ended February 28, 2001 compared to $471,910 for the period ended February 29, 2000. This decrease relates to the reduction of personnel in two of the subsidiary divisions.

     GENERAL AND ADMINISTRATIVE. General and administrative costs for the period ended February 28, 2001 were $336,028 versus $413,944 for the period ended February 29, 2000. This decrease of $77,916 was primarily due to a concentrated company wide effort to reduce overall costs.

     OCCUPANCY. Occupancy for the period ended February 28, 2001 was $138,660 compared to $128,273 for the period ended February 29, 2000. This increase of $10,387 is as stated in occupancy lease agreements for annual increases.

     FINANCIAL. Financial costs for the period ended February 28, 2001 were $22,986 compared to $78,097 for the period ended February 29, 2000. The current year expense is lower as the write down on a marketable investment was higher in the prior year.

     AMORTIZATION. Amortization of intangibles was $50,928 for the period ended February 28, 2001 compared to $165,015 for the period ended February 29, 2000. The adoption of SOP 98-5 occurred in the prior year and additional amortization was written off.

     MINORITY INTEREST. The decrease in net loss due to minority interest was $297 in the period ended February 28, 2001 versus an increase in net loss of $396 for the period ended February 29, 2000. This difference was due to the combination of Keim Group Ltd. and MaxAmerica Home Warranty Company showing a profit in the prior year to date and a net loss in the current year to date.

     PREFERRED DIVIDENDS. Preferred dividends were $1,890 in the period ended February 28, 2001 versus $1,700 for the period ended February 29, 2000. These amounts are comparable and based on the number of preferred shareholders.

     LIQUIDITY AND CAPITAL RESOURCES. HomeLife's primary source of liquidity is positive cash flow from its current operations. In addition it has 3,750 shares of Voice Mobility Inc. as a marketable security, and lines of credit with two banks in the amounts of CDN$50,000 and $50,000. The capital requirements of the Company are for operating expenses and to service and use of its lines of credit. The Company has recorded a loss on its marketable security as the share price has declined in the public market from the purchase share price. The Company has recorded significant operating losses in the prior three years. These losses are primarily due to amortization and depreciation of acquisitions made in prior years, loss on investments made in prior years, and write down of promotional and marketing materials purchased in prior years due to outdated advertising campaigns. Cash flow is cumulatively positive for the past three years, and it is projected that operations for the coming years can be funded out of future cash flows. The Company does not have any derivative instruments or hedging activities therefore, the Company believes that SFAS No. 133 will have no material impact on the Company's financial statements or notes thereto.

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

     None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company had its annual meeting of shareholders on February 8, 2001. At that meeting and by proxy, a quorum was present and the Company received the following votes on its proposals:

Proposal                            Yes          No       Abstain   Shares Voted
Result

Board of Directors
Andrew Cimmerman                 3,364,512     2,335         0       3,366,847
YES (62%)
F. Bryson Farrill                3,366,847         0         0       3,366,847
YES (62%)
Terry Lyles                      3,366,847         0         0       3,366,847
YES (62%)
Marie M. May                     3,366,847         0         0       3,366,847
YES (62%)

Increase in Authorized
Shares of Common Stock           3,366,847         0         0       3,366,847
YES (62%)

Ratification of
Acts of Board of Directors       3,366,847         0         0       3,366,847
YES (62%)

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

                                             HOMELIFE, INC.
                                             (REGISTRANT)

Dated April 8, 2001                     /s/ Andrew Cimerman
                                        ----------------------------------------
                                        Andrew Cimerman,
                                        Chief Executive Officer and Director