Form 10KSB40
period 2001-05-31
HOMELIFE INC
filed 2001-09-14
CIK 1024048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2001

                       Commission File Number #000-1024048
                                 HOMELIFE, INC.
           (Name of small business issuer as specified in its charter)

     NEVADA                                          33-0680443
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification Number)

     9475 HEIL AVENUE, SUITE D
     FOUNTAIN VALLEY, CA                             92708
     (Address of principal executive offices)        (Zip code)

                                 (714) 418-1414
                (Issuer's telephone number, including area code)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended May 31, 2001, were $2,989,526. As of May 31, 2001, Registrant had 5,463,586 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $293,273. This calculation is based upon the closing sales price of $0.12 per share on May 31, 2001.

Transitional Small Business Disclosure Format (check one).   Yes [ ]   No [X]

The following documents are incorporated herein by reference: Registration Statement on Form 10-SB, filed with the SEC on November 2, 1999 is incorporated in Part IV, Item 13(a).

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                      PAGE
------                                                                      ----

Item 1    Description of Business                                              1

Item 2    Description of Property                                              7

Item 3    Legal Proceedings                                                    7

Item 4    Submission of Matters to a Vote of Security Holders                  7

PART II
-------

Item 5    Market for Common Equity and Related Stockholder Matters             7

Item 6    Management's Discussion and Analysis                                 9

Item 7    Financial Statements                                                13

PART III
--------

Item 8    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   13

Item 9    Executive Compensation                                              15

Item 10   Security Ownership of Certain Beneficial Owners and
          Management                                                          17

Item 11   Certain Relationships and Related Transactions                      17

PART IV
-------

Item 12   Exhibits and Reports on Form 8-K                                    19

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
-------   -----------------------

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

     In November 1997, HomeLife incorporated MaxAmerica Financial Services, Inc. MaxAmerica Financial Services, Inc. provides mortgage financing services to the Company's real estate customers. MaxAmerica Financial Services, Inc. acts as a mortgage brokerage while funding and processing the loans through Allstate Funding. MaxAmerica Financial Services, Inc. has an agreement with Allstate Funding wherein Mortgage Capital Resources agrees to process and fund loans for MaxAmerica Financial Services, Inc. Allstate Funding is not affiliated with the Company.

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

     On July 8, 2001, the company entered into an agreement to sell the assets and business operated by Homelife Builders Realty (Calgary) Ltd., a wholly-owned subsidiary, for $65,000. This transaction is effective on September 4, 2001. The company does not anticipate significant gain or loss on this disposition.

     As a consequence of the foregoing, the company presently operates through the following:

     o    Wholly-Owned Subsidiaries - active
          ----------------------------------

     HomeLife Realty Services, Inc., MaxAmerica Financial Services, Inc., Builders Realty (Calgary) Ltd. ,

          Wholly-Owned Subsidiaries - inactive
          ------------------------------------

     FamilyLife Realty Services, Inc., Red Carpet Broker Network, Inc., National Sellers Network, Inc., Aspen Benson & May LLC., HomeLife California Realty, Inc. and HomeLife Properties, Inc.


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

     1.   PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKET

          a.   SERVICES AND LOCATIONS

     The Company maintains its corporate office in Fountain Valley, California, and maintains regional offices in Troy, Michigan and Calgary, Alberta, Canada. HomeLife operates through various subsidiaries and companies servicing its franchised tradenames. Through its subsidiary, HomeLife Realty Services, Inc., the Company, services approximately 40 real estate offices in the State of California. Through Red Carpet Keim, the Company services approximately 50 real estate offices in the State of Michigan and through its tradenames, Red Carpet Real Estate Services, Network Real Estate and National Real Estate Services, services approximately 33 real estate offices in various states. The Company also operates two full service real estate brokerage offices in Calgary, Alberta, Canada, employing 45 agents, under the name "Builders Realty (Calgary) Ltd.". In addition to the above, the Company offers the following real estate services through its various subsidiaries:

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

     Franchises are operated in Arizona, California, Florida, Illinois, Michigan, Nevada, New York, South Carolina, Texas, and Wisconsin and comprise approximately 123 offices. The franchise relationship is governed by the franchise offering circular applicable to the state in which the franchisee operates and according to the terms and conditions of the "Participating Independent Broker Franchise Agreement". The terms of the franchise agreements vary depending upon the market in which the franchisee operates. However, the typical initial franchise fee is $12,500 with each additional office's initial fee being $5,000. From time to time, HomeLife offers incentive or bonus plans to attract new franchise members. These programs may directly or indirectly decrease initial franchise fees of those franchisees entitled to such bonuses or incentives.

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

     12.  EMPLOYEES

     As of the date of this registration statement, HomeLife employs 10 full-time employees. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company has approximately 123 franchise offices.

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

ITEM 2 - PROPERTIES
-------------------

     The company leases a 2,000 square foot office in Fountain Valley, California. The lease term expires in June, 2006. The company is obligated on leases for its other premises located in Troy, Michigan, which expires in May, 2002 and for two HomeLife Builders Realty offices located in Calgary, Alberta, Canada. The HomeLife Builders Realty leases expire in October, 2001 and August, 2002. Annual lease payments exclusive of property taxes and insurance for all locations through 2006 is $173,884.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

     The company is involved in a lawsuit with the sellers of Builders Realty (Calgary) Ltd. to reduce the purchase price paid for Builders Realty (Calgary) Ltd. The sellers of Builders Realty (Calgary) Ltd. have filed a counter lawsuit for damages of $238,275 (Canadian $356,699). In management's opinion, this matter will not have a material affect on the financial position of the company.


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

     The following table sets forth the high and low bid prices for the Company's common stock for fiscal years 2000 and 2001 (ended May 31), by quarter. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:

               ------------------------------------------------
                    2000                  High            Low
               ------------------------------------------------
               Quarter ended
                 August 31               $ 0.42          $ 0.31
                 November 30             $ 0.34          $ 0.20
                 February 28             $ 0.30          $ 0.17
                 May 31                  $ 1.05          $ 0.17
               ------------------------------------------------
                    2001
               ------------------------------------------------
               Quarter ended
                 August 31               $ 0.20          $ 0.19
                 November 30             $ 0.19          $ 0.03
                 February 28             $ 0.25          $ 0.09
                 May 31                  $ 0.12          $ 0.06
               ------------------------------------------------

     B.   HOLDERS

     As of May 31, 2001, there were 1,006 holders of the Company's Common Stock, as reported by the Company's transfer agent.

           C.        DIVIDENDS

     The Company has not paid any dividends on its Common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future. The Company has paid $2,520 in Preferred dividends on its Class AA Preferred stock for the period ended May 31, 2000, and has accrued $2,000 in Preferred dividends on its Class AA Preferred stock for the period ended May 31, 2001. The reduction in dividends is due to the conversion of Preferred stock into Common stock.

     D.   RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

     The Company has not sold any unregistered securities over the 12 month period ended May 31, 2001.

     Earlier sales of unregistered securities are disclosed in the Company's Form 10-SB.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

     The following is management's discussion and analysis of HomeLife's financial condition and results of operations for the fiscal years ended May 31, 2001 and 2000. Detailed information is contained in the financial statements included with this document. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The following table sets forth, for the periods indicated, selected financial information for the Company.

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

     Management believes the growth fueled by these acquisitions and combinations will continue to fuel growth in 2001. However, certain key factors that are necessary in maintaining and exceeding the current growth rates are as follows:

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

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, selected financial information for the Company:

================================================================================
                                               Year Ended            Year Ended
                                              May 31, 2001          May 31, 2000
                                               (audited)             (audited)
--------------------------------------------------------------------------------
Statement of Operations Data
    Revenue                                   $ 2,989,526           $ 3,450,918
    Net Loss                                  $  (717,936)          $  (761,413)
    Net Loss per share                        $      (.13)          $      (.15)
--------------------------------------------------------------------------------
Balance Sheet Data
    Current Assets                            $   419,424           $   612,027
    Total Property & Equipment, Net           $   337,407           $   414,679
    Total Assets                              $ 1,616,555           $ 2,292,943
    Total Current Liabilities                 $   721,952           $   626,977
    Accumulated Deficit                       $(3,707,032)          $(2,989,096)
    Total Stockholder's Equity                $   522,596           $ 1,230,114
================================================================================

FISCAL YEAR ENDED MAY 31, 2001 (AUDITED) COMPARED TO FISCAL YEAR ENDED MAY 31, 2000 (AUDITED)

     REVENUES. The Company generated gross sales of $2,989,526 for the fiscal year ended May 31, 2001 compared to gross sales of $3,450,918 for the fiscal year ended May 31, 2000. Revenue by business segment is shown below:

                                    For the year ended      For the year ended
                                    May 31, 2001            May 31, 2000

                                      Amount         %        Amount         %
                                    ----------     -----    ----------     -----
Real estate brokerage               $1,655,207      55.4    $2,036,892      59.0
Royalty fees                           622,285      20.8       679,365      19.7
Franchise fees                         136,076       4.6       112,128       3.2
Mortgage financing                      81,356       2.7        90,520       2.6
Home warranty sales                    252,918       8.4       255,522       7.5
Other                                  241,684       8.1       276,491       8.0
                                    ----------     -----    ----------     -----
TOTAL                               $2,989,526     100.0    $3,450,918     100.0

The largest decrease in revenue from fiscal year 2000 was from real estate brokerage. This decrease of $381,685 from $2,036,892 for the fiscal year ended May 31, 2000 to $1,655,207 for the fiscal year ended May 31, 2001 accounted for the majority of the overall decrease in revenue between the years. During the current year, the Company lost approximately 17 brokers to retirement or that did not renew their license in the Calgary office of Builders Realty. The total number of brokers in that office at May 31, 2001 was 45 who generated lower sales than in the prior year.

Royalty fees decreased from $679,365 in fiscal year 2000 to $622,285 for fiscal year 2001. This decrease of 8% relates to some royalty fees that were reduced upon renewal in accordance with industry practices as well as fewer franchise offices in the current year. The current year total number of franchise offices was 123 offices compared to 167 offices in the prior year.

Franchise fees were $136,076 and $112,128 for the fiscal years ended May 31, 2001 and 2000, respectively. The increase in franchise fees from the prior year relates to the sale of the master franchise agreements in the current year in Portugal and China.

Revenue from mortgage financing was $81,356 for the year ended May 31, 2001 compared to $90,520 for the year ended May 31, 2000. The Company financed 30 loans in fiscal year 2001 compared to 25 loans financed in the prior year. Although the number of loans was slightly higher during the current year, the average fee per loan was slightly lower than in the prior year.

Home warranty sales were $252,918 and $255,522 for the fiscal years ended May 31, 2001 and 2000, respectively. The number of warranty contracts sold in the current year was 561 as compared to 753 in fiscal year 2000. Although the number of contracts sold was lower during the current year, the average cost per contract was higher in the prior year.

     DIRECT COSTS. Direct costs for the year ended May 31, 2001 was $1,788,835 compared to $2,127,237 for the year ended May 31, 2000. Consistent with the decrease in revenues mainly attributable to lower real estate brokerage revenues, direct costs is lower in the current year due to lower sales commissions associated with this revenue.

     GROSS PROFIT PERCENTAGE. Gross profit percentage increased from 38% for the year ended May 31, 2000 to 40% for the year ended May 31, 2001. This increase is primarily due to lower real estate commissions earned and paid to brokers and agents in fiscal year 2001. Lower commissions were earned in the current year due to the decrease in real estate brokerage sales.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $637,455 for the fiscal year ended May 31, 2000 to $571,357 for the fiscal year ended May 31, 2001. The decrease in salaries expense relates to the reduction in full time employees. In the prior year, the company had 16 full time employees. In the current year, the company cut back and has 10 full time employees at year end.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased to $705,340 for the year ended May 31, 2001 from $894,568 for the year ended May 31, 2000. The decrease was primarily due to a company wide monitoring of expenses.

     OCCUPANCY COSTS. Occupancy costs increased $8,944 or 5%, from fiscal year 2000. This increase results from annual increases as stated in the occupancy lease agreements.

     FINANCIAL. Financial costs for the year ended May 31, 2001 were $25,482 compared to $57,268 for the year ended May 31, 2000. The decrease relates to the decrease in interest expense paid by the company.

     AMORTIZATION. Amortization of intangibles for the years ended May 31, 2001 and 2000 was $427,144 and $328,864 , respectively. This increase in the current year relates to the write off of Builders goodwill as a result of the sale which happened subsequent to fiscal year end.

     MINORITY INTEREST. The increase in net loss in minority interest in the current year of $2,479 resulted from the loss from Keim and the net income from MaxAmerica Home Warranty.

     PREFERRED DIVIDENDS. Preferred Dividends were $2,000 in the year ended May 31, 2001 versus $2,520 for the year ended May 31, 2000. This decrease of $520 was due to the conversion of preferred stock into common stock.

     LIQUIDITY AND CAPITAL RESOURCES. The Company has 3,750 shares of Voice Mobility Inc. as a marketable security and lines of credit with three banks in the amounts of CDN$50,000 and $80,000. The capital requirements of the Company are for operating expenses and to service and use of its lines of credit. The Company has recorded a loss on its marketable security as the share price has declined in the public market from the purchase share price. The Company has recorded significant operating losses in the prior two years. These losses are primarily due to amortization and depreciation of acquisitions made in prior years, loss on investments made in prior years, and write down of marketing materials purchased in prior years. The company does not have any derivative instruments or hedging activities therefore, the company believes that SFAS No. 133 will have no material impact on the company's financial statements or notes thereto.

The company has experienced recurring operating losses and has a working capital deficiency of $302,528 as of May 31, 2001. Subsequent to the year end, the company has disposed of Builders Realty (Calgary) Ltd., a wholly-owned subsidiary which had suffered recurring losses. In addition, management has initiated changes in operational procedures, reduced expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

     FOREIGN FRANCHISEES. Foreign franchisees consist of the sale of a master franchise agreement to an individual in Germany. Payment for this agreement were scheduled to be made in 12 quarterly payments beginning in October 1999. Only partial payments have been received, however, and the company is now in negotiations with the obligor to restructure this obligation. Continued default of this agreement will deprive the Company of the anticipated payments, but is anticipated to have no adverse consequences to the operations of the Company, since it has no commitments of capital of other resources to its foreign franchisees. During the current fiscal year, the company sold master franchise agreements in Portugal and China.

                           PART II - OTHER INFORMATION

ITEM 7. FINANCIAL STATEMENTS
----------------------------

     The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.


                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

     The directors and officers of the company are as follows:

NAME                       AGE   POSITION
----                       ---   --------

Andrew Cimerman            53    President and Director

Terry A. Lyles, Ph.D.      42    Director

F. Bryson Farrill          73    Director

Charles Goodson            46    Vice President

Marie May                  34    Chief Financial Officer, Secretary and Director

ANDREW CIMERMAN, 53, PRESIDENT AND DIRECTOR, has held the positions of Director and President since April 1996. For 7 years prior thereto, he was the founder and majority shareholder of HomeLife Securities, Inc. and its wholly owned subsidiary HomeLife Realty Services, Inc. Mr. Cimerman is the founder, President and majority shareholder of: Simcoe Fox Developments, Ltd., a private development company located in Toronto, Ontario, Canada; HomeLife Cimerman Real Estate Ltd., a Toronto based real estate company; Jerome's Magic World, Inc., the owner of certain animated characters; and, majority shareholder and President of Realty World America, Inc. Mr. Cimerman owns HomeLife Realty Services Inc., a Canadian affiliate which operates a real estate franchise company in Canada. HomeLife Securities is a separate company from HomeLife, Inc. and HomeLife Securities licenses certain "HomeLife" trademarks and service marks to HomeLife, Inc. Mr. Cimerman brings over 30 years of real estate service experience to the company, and is a strong and committed leader focused on the growth and success of the company.

TERRY A. LYLES, PH.D, 42, DIRECTOR joined the company as a director in August 1997. Dr. Lyles is a national and international speaker and trainer to professional athletes, Fortune 500 Companies, schools, universities and public audiences. Dr. Lyles' program is to reach people around the world with the message of "balance and excellence." For the past 16 years, Dr. Lyles has traveled across the United States and around the world conveying this profound message of "Life Accountability" and "A Better You." Dr. Lyles has conducted a weekly radio program "A Better You" since May 1, 1994, which is currently heard by over 1 million people in 65 nations. Dr. Lyles holds a Ph.D degree in Psychology from Wayne State University in Detroit, Michigan.

F. BRYSON FARRILL, 73, DIRECTOR joined the company as a director in February 1997. Mr. Farrill has been in the securities industry for the past 33 years. Mr. Farrill has held various senior positions, including that of President and Chairman of McLeod, Young, Weir International, an investment dealer in Toronto, Canada. He was also the Chairman of Scotia McLeod (USA) Inc. for eleven years. Mr. Farrill's broad experience is not only utilized in the United States and Canada but has served to direct the expansion of McLeod, Young, Weir Ltd. into Europe and Asia through an extensive network of branch offices.

CHARLES GOODSON, 46, VICE PRESIDENT has been employed by the company, or its subsidiary companies since March 1992. Mr. Goodson had 16 years of commercial banking experience prior to joining HomeLife Realty Services. He is a licensed realtor. Mr. Goodson earned his B.S. degree in Business Administration from California State University, Northridge.

MARIE M. MAY, 34, CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR has been with the company since July 2000. Ms. May has 12 years experience in finance & accounting mainly related to small emerging businesses. Prior to joining HomeLife Ms. May was Chief Financial Officer for Medical Data International, Inc, a provider of healthcare business information. Ms. May is a certified public accountant and received her B.S. degree in Accounting from Pepperdine University in 1989.

(b)  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 2001 fiscal year, all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 10-EXECUTIVE COMPENSATION
------------------------------

     (a)  SUMMARY OF COMPENSATION

     The following officers of the Company receive the following annual cash salaries and other compensation:

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------

                                 Annual Compensation                            Long Term Compensation
                                 -------------------                            ----------------------
                                                                                  Awards               Payouts
                                                                                  ------               -------

                                                                   Other                                      All Other
Name                                                               Annual       Restricted                    Compensation
and                                                                Compen-      Stock      Options     LTIP
Principal Position                Year      Salary       Bonus     sation       Awards     SARs        Payouts

Andrew Cimerman,                  2001    $ 20,000          --          --          --          --          --          --
President, Director

Charles Goodson                   2001    $ 84,000          --          --          --          --          --          --
Vice President

Marie M. May,                     2001    $ 25,000          --          --          --          --          --          --
Chief Financial
Officer,
Secretary

F. Bryson Farrill,                2001        *(1)          --          --          --          --          --          --
Director

Terry A. Lyles,                   2001        *(1)          --          --          --          --          --          --
Director

All Officers and                  2001    $129,000          --          --          --          --          --          --
Directors as a
group
--------------------------------------------------------------------------------------------------------------------------

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

     The following table describes the above options:

-----------------------------------------------------------------------------------------------------------------------------------
                                     SHARES        VALUE      NUMBER OF UNEXERCISED OPTIONS/SARS  VALUE OF UNEXERCISED IN-THE-MONEY
NAME                              ACQUIRED ON   REALIZED ($)            OF FY-END (#)                OPTIONS/SARS OF FY-END ($)
                                  EXERCISE (#)                    EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------------
F. Bryson Farrill, Director          50,000           0                     50,000                              $3.00
-----------------------------------------------------------------------------------------------------------------------------------
Terry Lyles, Ph.D., Director         50,000           0                     50,000                              $3.00
-----------------------------------------------------------------------------------------------------------------------------------
Gabrielle Jeans, Former employee     30,000           0                     30,000                              $5.00
-----------------------------------------------------------------------------------------------------------------------------------
Total                               130,000           0                    130,000                                 --
-----------------------------------------------------------------------------------------------------------------------------------

     (d)  LONG TERM INCENTIVE PLAN (LTIP)

     None.

     (e)  COMPENSATION OF DIRECTORS

     During the prior fiscal year, F. Bryson Farrill, and Terry Lyles, Ph.D., both directors, were each issued 10,000 shares of the Company's common stock as compensation for their services. These shares were issued at the fair market value, which amounted to $.40 per share for a total of $4,000 compensation to each director. There was no compensation of directors during the current fiscal year.

     (f)  EMPLOYMENT AGREEMENTS

     On October 25, 1995 the Company entered in an employment agreement with Andrew Cimerman. The agreement is for a five year term, with an option to renew it for another five years. The agreement was renewed during the current fiscal year. Mr. Cimerman's duties under the agreement include performing all those executive and managerial duties that are necessary for running and directing the Company's operations.

     (g)  REPORT ON RE-PRICING OF STOCK OPTIONS/SARS

     Over the last fiscal year, the Company has not re-priced any of its previously granted stock options/SARs.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of May 31, 2001: (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER    AMOUNT AND NATURE OF BENEFICIAL OWNER(1)    PERCENT OF CLASS

Andrew Cimerman(2)                                    2,949,594(3)                        54%
Marie M. May(2)                                           5,000(1)                         0%
Charles Goodson(2)                                            0                            0%
F. Bryson Farrill(2)                                     60,000(4)                         1%
Terry Lyles(2)                                           60,000(4)                         1%

All Officers and Directors as a group                 3,074,594                           56%

-----------------------------

1. Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
2.   c/o  Company's  address:  9475 Heil Avenue,  Suite D, Fountain  Valley,  CA
     92708.
3. 249,594 of these shares are held in the name of Cimerman Real Estate Ltd. Cimerman Real Estate Ltd. was created as a Real Estate Sales Company. Mr. Cimerman has certain voting powers associated with the shares held by Cimerman Real Estate Ltd., as 100% of the financial benefits derived from the shares held by Cimerman Real Estate Ltd. are for the benefit of Mr. Cimerman.
4.   Includes 50,000 options to purchase Common Stock

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

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

                                     PART IV
                                     -------

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  EXHIBITS

3.1 Articles of Incorporation of HomeLife, Inc., a Nevada corporation, dated October 9, 1995*
3.2 Certificate of Amendment of Articles of Incorporation of HomeLife, Inc., a Nevada corporation, dated July 2, 1997*
3.3 Certificate of Amendment of Articles of Incorporation of HomeLife, Inc., a Nevada corporation, dated September 1, 1998*
3.4       Bylaws of HomeLife, Inc., dated October 10, 1995*
4.1       Certificate of Designated Class A Preferred Stock*
4.2       Certificate of Designated Class AA Preferred Stock*
10.1 Lease Agreement dated November 1, 1996 for the office located in Calgary, Alberta, Canada*
10.2 Lease Agreement dated September 1, 1997 for the office located in Airdrie, Alberta, Canada*
10.3 Lease Agreement dated January 15, 1999 for the office located in Newport Beach, California*
10.4 Lease Agreement dated April 12, 1990 for the office located in Newport Beach, California*
10.5 First Addendum to Lease dated April 12, 1990 for the property located in Newport Beach, California*
10.6 Second Addendum to Lease dated July 8, 1993 for the property located in Newport Beach, California*
10.7 Third Addendum to Lease dated July 17,1996 for the property located in Newport Beach, California*
10.8      Builder's Realty Stock Purchase Agreement dated February 27, 1998*
10.9      Agreement  for  Purchase  of  Network  Real  Estate,   Inc.  Licensing
          Agreement and Trademarks, dated June 12, 1998*
10.10     Stock Purchase Agreement, dated July 23, 1998*
10.11     Asset Purchase Agreement, dated January 16, 1997*
10.12     Option Agreement, dated July 10, 1996*
10.13     Asset Purchase Agreement, dated April 13, 1998*
10.14     Loan Purchase Agreement, dated July 7, 1998*
10.15     Agreement and Plan of Acquisition, dated April 15, 1996*
10.16     Agreement and Plan of Acquisition, dated April 15, 1996*
10.18     Form of Participating Independent Broker Franchise Agreement*
10.19     Form of Broker Membership Agreement*
10.20     Stock Purchase Agreement, dated September 10, 1998*
10.21     Employment Agreement between HomeLife, Inc. and Andrew Cimerman*
10.22 Trademark License Agreement between HomeLife, Inc. and Jerome's Magic World, Inc.*
10.23     HomeLife Higher Standards Asset Purchase Agreement,  dated January 20,
          1999*
10.24     Acquisition   Agreement  between  Bright  Financial   Corporation  and
          MaxAmerica Financial Services, Inc.*
21        List of Subsidiaries*
27.1      Financial Data Schedule

-----------------------------
*Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on November 2, 1999.

     (b)  REPORTS ON FORM 8-K

     The Company has not filed any Form 8-K Report over the last fiscal year.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELIFE, INC.
--------------
Registrant


By: /s/ Andrew Cimerman                                Date: September 13, 2001
    --------------------------------------------       -------------------------
    Chief Executive Officer, President, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Cimerman                                Date: September 13, 2001
    --------------------------------------------       -------------------------
    Chief Executive Officer, President, Director

                                 HOMELIFE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       AS OF MAY 31, 2001 AND MAY 31, 2000

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                       (AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                 HOMELIFE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       AS OF MAY 31, 2001 AND MAY 31, 2000

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                       (AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                TABLE OF CONTENTS

Report of Independent Auditors                                                 1

Consolidated Balance Sheets                                                    2

Consolidated Statements of Operations                                          3

Consolidated Statements of Cash Flows                                          4

Consolidated Statements of Stockholders' Equity                                5

Notes to Consolidated financial statements                                6 - 28

SCHWARTZ LEVITSKY FELDMAN LLP
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Homelife, Inc.

We have audited the accompanying consolidated balance sheets of Homelife, Inc. (incorporated in Nevada) as of May 31, 2001 and 2000 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years then ended May 31, 2001 and 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homelife, Inc. as of May 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles in the United States of America.

Toronto, Ontario                                 "Schwartz Levitsky Feldman llp"
August 4, 2001                                             Chartered Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                       2001             2000
                                                        $                $
ASSETS
CURRENT ASSETS

   Cash                                                 73,881          248,064
   Marketable securities, at fair value                  5,250           20,625
   Accounts receivable (note 4)                        137,199          116,700
   Notes receivable (note 5)                           145,506          176,000
   Prepaid expenses and deposits (note 6)               57,588           50,638
                                                    ---------------------------

                                                       419,424          612,027

PROPERTY AND EQUIPMENT (note 7)                        337,407          414,679

GOODWILL (note 8)                                      359,167          643,790

OTHER ASSETS (note 9)                                  302,245          372,630

CASH HELD IN TRUST (note 10)                           198,312          249,817
                                                    ---------------------------

                                                     1,616,555        2,292,943
                                                    ===========================

HOMELIFE, INC.
Consolidated Balance Sheets
As of May 31, 2001 and 2000
(Amounts expressed in U.S. dollars)

                                                       2001             2000
                                                        $                $
LIABILITIES
CURRENT LIABILITIES

Bank indebtedness (note 11)                             50,230           14,000
Accounts payable (note 12)                             400,538          346,597
Reserve for warranty                                    44,903           58,461
Dividends payable                                        4,770            5,770
Deferred revenue                                       221,511          202,149
                                                    ---------------------------

                                                       721,952          626,977

DEFERRED REVENUE                                       139,300          154,119

TRUST LIABILITY (note 10)                              198,312          249,817

MINORITY INTEREST                                       34,395           31,916
                                                    ---------------------------

                                                     1,093,959        1,062,829
                                                    ---------------------------
STOCKHOLDERS' EQUITY

CAPITAL STOCK (note 13)                              1,030,205        1,036,629

ADDITIONAL PAID IN CAPITAL (note 13)                 3,195,562        3,182,304

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS) (note 16)                               3,861              277

DEFICIT                                             (3,707,032)      (2,989,096)
                                                    ---------------------------

                                                       522,596        1,230,114
                                                    ---------------------------

                                                     1,616,555        2,292,943
                                                    ===========================

The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                       2001             2000
                                                        $                $
REVENUE

Royalty and franchise fees                             758,361          791,493
Warranty fees                                          252,918          255,522
Mortgage financing fees                                 81,356           90,520
Real estate brokerage                                1,655,207        2,036,892
Other income                                           241,684          276,491
                                                    ---------------------------

                                                     2,989,526        3,450,918

DIRECT COSTS                                         1,788,835        2,127,237
                                                    ---------------------------

                                                     1,200,691        1,323,681
                                                    ---------------------------
EXPENSES

Salaries and fringe benefits                           571,357          637,455
General and administrative                             705,340          894,568
Occupancy                                              184,825          175,881
Financial                                               25,482           57,268
Amortization and depreciation                          427,144          328,864
                                                    ---------------------------

                                                     1,914,148        2,094,036
                                                    ---------------------------

LOSS BEFORE MINORITY INTEREST                         (713,457)        (770,355)

Minority interest                                       (2,479)          11,462
                                                    ---------------------------

LOSS BEFORE INCOME TAXES                              (715,936)        (758,893)

Income taxes (note 14)                                      --               --
                                                    ---------------------------

NET LOSS                                              (715,936)        (758,893)

Preferred dividends                                     (2,000)          (2,520)
                                                    ---------------------------
NET LOSS APPLICABLE TO COMMON
   SHARES                                             (717,936)        (761,413)
                                                    ===========================
BASIC AND FULLY DILUTED LOSS
   PER COMMON SHARE                                      (0.13)           (0.15)
                                                    ===========================
WEIGHTED-AVERAGE NUMBER
   OF COMMON SHARES                                  5,429,872        4,940,155
                                                    ===========================

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                       2001             2000
                                                        $                $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              (715,936)        (758,893)
Adjustments to reconcile net loss to net
   cash provided by (used in) used in
   operating activities
Depreciation and amortization                          427,144          328,864
Minority interest                                        2,479          (11,462)
Provision for note receivable                           30,000               --
Loss on trading securities                              15,375           90,731
Loss on disposal of property and equipment              15,678               --
Stock based compensation                                 6,834               --
Changes in reserve for warranty                        (13,558)           6,961
Increase (decrease) in accounts receivable             (20,499)          51,333
(Increase) decrease in notes receivable                    494           39,803
(Increase) decrease in prepaid expenses                 (6,950)          27,521
Increase (decrease) in accounts payable                 53,941         (113,065)
(Increase) decrease in deferred revenue                  4,543          (46,961)
                                                    ---------------------------
                                                      (200,455)        (385,168)
                                                    ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                    (10,832)         (10,162)
Sale of marketable securities                               --           83,519
                                                    ---------------------------
                                                       (10,832)          73,357
                                                    ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by (required for) bank indebtedness       36,230           (2,960)
Cash required for notes payable                             --          (10,000)
Cash (required for) provided by advances
   from stockholder                                         --         (143,472)
Cash provided by issuance of capital stock                  --          388,220
Cash required for dividends                             (1,000)            (920)
                                                    ---------------------------
                                                        35,230          230,868
                                                    ---------------------------
EFFECT OF FOREIGN CURRENCY
   EXCHANGE RATE CHANGES                                 1,874            1,370
                                                    ---------------------------
NET INCREASE (DECREASE) IN CASH                       (174,183)         (79,573)
Cash, beginning of year                                248,064          327,637
                                                    ---------------------------
CASH, END OF YEAR                                       73,881          248,064
                                                    ---------------------------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
Interest paid                                           10,700            2,387
                                                    ===========================
Income taxes paid                                       16,000               --
                                                    ===========================

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                                             Class A                   Class AA
                                                Common Stock          Preference Stock - 6%       Preferred Stock - 8%      Paid in
                                            Shares         Amount       Shares     Amount         Shares       Amount       Capital
                                                              $                         $                          $             $
BALANCE, MAY 31, 1999                     4,803,932         4,288       10,000    1,000,000           78        39,000     2,846,093

Issuance of common stock (note 13)          820,756           828           --           --           --            --       298,724
Compensation and licensing arrangement           --            --           --           --           --            --        30,000
Conversion of preferred stock to
   common stock (note 13)                    12,670            13           --           --          (15)       (7,500)        7,487
Foreign currency translation                     --            --           --           --           --            --            --
Net loss applicable to common shares             --            --           --           --           --            --            --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 2000                     5,637,358         5,129       10,000    1,000,000           63        31,500     3,182,304

Issuance (cancellation) of
   Common stock (note 13)                  (195,000)           55           --           --           --            --         6,779
Conversion of preferred stock to
   common stock (note 13)                    21,228            21           --           --          (13)       (6,500)        6,479
Foreign currency translation                     --            --           --           --           --            --            --
Net loss applicable to common shares             --            --           --           --           --            --            --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 2001                     5,463,586         5,205       10,000    1,000,000           50        25,000     3,195,562
====================================================================================================================================

                                                       Accumulated Other
                                         Accumulated    Comprehensive
                                           Deficit      Income (Loss)
                                                $             $

BALANCE, MAY 31, 1999                    (2,227,683)       (1,093)

Issuance of common stock (note 13)               --            --
Compensation and licensing arrangement           --            --
Conversion of preferred stock to
   common stock (note 13)                        --            --
Foreign currency translation                     --         1,370
Net loss applicable to common shares       (761,413)           --
-----------------------------------------------------------------

BALANCE, MAY 31, 2000                    (2,989,096)          277

Issuance (cancellation) of
   Common stock (note 13)                        --            --
Conversion of preferred stock to
   common stock (note 13)                        --            --
Foreign currency translation                     --         3,584
Net loss applicable to common shares       (717,936)           --
-----------------------------------------------------------------

BALANCE, MAY 31, 2001                    (3,707,032)        3,861
=================================================================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

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

     b)   Majority-owned subsidiaries

          The Keim Group Ltd. ("Keim") and MaxAmerica Home Warranty Company ("MaxAmerica") - 93.33% and 82.72% respectively.

          On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these consolidated financial statements include the financial results of the subsidiaries to May 31, 2001 and 2000.

          Business acquisitions by the company since June 1, 1997 were as follows:

          a)   Effective  on August 20,  1997,  the  company  acquired  the real estate operations, including the licencing agreements and trademarks, of Network Real Estate, Inc., a real estate broker, for $100,000 as follows:

               Cash                                                  $   10,000
               Note payable, 8%, due October 25, 1997                    10,000
               160 Class AA convertible, redeemable Preferred
                shares of the company carrying 8% cumulative
                dividend; convertible after 12 months from date
                of issue (see note 13)                                   80,000
                                                                     ----------

                                                                        100,000

               Less: 146,667 Common shares submitted for
                     cancellation on October 1, 1999 totaling
                     $58,667. Accordingly trademarks recorded
                     were reduced by $58,667 (see note 13 and 15)       (58,667)
                                                                     ----------

                                                                     $   41,333
                                                                     ==========

               The company had the option of buying back the Class AA Preferred shares at $5 per share prior to August 20, 1998 but did not exercise the option.

               The assets acquired were recorded as trademarks and will be amortized over 10 years on a straight-line basis.

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

1.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION (cont'd)

          b) On February 27, 1998, the company acquired all issued shares of Builders Realty (Calgary) Ltd., a Canadian real estate broker, for $316,080 as follows:

               Cash                                                  $  158,040
               36,000 Common shares of the company                      158,040
                                                                     ----------

                                                                     $  316,080
                                                                     ==========

               The  company  agreed  to  issue   additional   Common  shares  to
               stockholders should the market price per Common share be less than $5 after 12 months from date of issue, so that the market value of total Common shares issued for this acquisition would be $158,040. (see notes 13 and 15)

               The assets acquired were recorded as follows:

               Net tangible current assets                           $   25,900
               Goodwill                                                 290,180
                                                                     ----------

                                                                     $  316,080
                                                                     ==========

               The goodwill will be amortized over 40 years on a straight-line basis.

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

               The assets acquired were recorded as follows:

               Trademarks                                            $   42,061
                                                                     ==========

               These   trademarks   will  be  amortized   over  10  years  on  a
               straight-line basis.

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

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

          b)   The combined assets acquired were as follows:

               Current assets                                        $  162,000
               Note receivable                                          494,899
               Prepaid printed advertising materials                    320,000
               Property and equipment                                   369,696
               Goodwill                                                 409,142
               Trademarks and franchise rights                          661,513
                                                                     ----------
                                                                     $2,417,250
                                                                     ----------

               The combined consideration given was as follows:

               Cash                                                  $  583,893
               10,000 Class A Preferred shares - par value of $100 1,000,000 2,616,662 Common shares -
                  - par value of $0.001                                   2,617
                  - paid in capital                                     830,740
               Warrant (see note 13)                                         --
                                                                     ----------

                                                                     $2,417,250
                                                                     ==========

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

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

     iii) Cash and Cash Equivalents

          Cash and cash equivalents include cash on hand, amounts due to banks and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short-term maturity of those instruments.

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

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

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

     ix)  Amortization of Other Assets

          Amortization of other assets is on a straight-line basis over their estimated useful lives as follows:

          Trademarks and franchise rights            10 years (20 years in 1998)

     x)   Impairment

          The company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of May 31, 2001, management expects its long-lived assets to be fully recoverable.

     xi)  Revenue Recognition

          Income from the sale of franchises is recognized over a 5-year period. Master franchise agreement fees are recognized over 10 years. Royalty income stemming from the gross commissions on the sales of real estate by the franchise offices is recognized at the date of receipt; this is due to the complexity of attempting to forecast the actual closing date of the properties. Warranty income is recognized over the term of the contract which is usually 12 months; anticipated obligations which represent incurred but not reported losses (IBNR) under these warranties have been recorded as reserve for warranty and are based on past loss experience. Real estate brokerage income is recognized at the close of escrow. Loan fees are recognized as income when the loan is closed and funded at the close of escrow. Revenue received or receivable, from the sale of franchises, master franchises and warranties, which is not recognized as income is recorded on the balance sheet as deferred revenue.

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

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

    xiii) Stock-Based Compensation

          In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for consolidated financial statements for fiscal years beginning after December 15, 1995. The company has adopted the disclosure provisions of SFAS No. 123 for employee stock based compensation. Accordingly, compensation cost for stock option is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock. See note 13 (f) for a summary of the pro-forma EPS determined as if the company had applied FAS No. 123. The company's stock option plan prior to 1997 which vested immediately and therefore there are no expense amounts to be reflected in the current consolidated financial statements. The company will use the fair value approach for stock option plan granted to non-employees according to EITF 96-18. There were no stock options granted to non-employees in fiscal years 2001 and 2000.

     xiv) Foreign Currency Translation

          Builders Realty (Calgary) Ltd., a wholly-owned subsidiary, maintains its books and records in Canadian dollars. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expenses accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates or at any other certain rates. Adjustments resulting from the translation are included in accumulated other comprehensive income in stockholders' equity.

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

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

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

    xvii) Recent Accounting Pronouncements (cont'd)

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues. The adoption of this standard would not have a material impact on the Company's financial position, results of operations or cash flows.

          In June 2000, the Financial Accounting Standards Board ("FASB") issued No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. SFAS No. 133, as amended, is effective for fiscal periods beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of this standard would not have a material impact on the Company's financial position, results of operations or cash flows.

          In September, 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000. The adoption of this standard would not have a material impact on the company's financial position, results of operations or cash flows.

3.   MANAGEMENT'S PLANS

     The company has experienced recurring operating losses and has a working capital deficiency of $302,528 as at May 31, 2001. Subsequent to the year end, the company has disposed of Builders Realty (Calgary) Ltd., a wholly-owned subsidiary which had suffered recurring losses. In addition, management has initiated changes in operational procedures, reduced expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

4.   ACCOUNTS RECEIVABLE

                                                              2001        2000
                                                               $           $

     Accounts receivable                                    170,838     121,950
     Less:  Allowance for doubtful accounts                 (33,639)     (5,250)
                                                            -------------------

     Accounts receivable, net                               137,199     116,700
                                                            ===================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

5.   NOTES RECEIVABLE 2001 2000

                                                              2001        2000
                                                               $           $
     Note receivable from a franchisee arising
     from the sale of an existing franchise
     agreement. The note is unsecured and bears
     interest at a rate of 3% per year. The note
     is payable on demand.                                  139,500     176,000

     Notes receivable from franchisees for franchise
     fees. These notes are unsecured, non-interest
     bearing and payable in installments over one year.       6,006          --
                                                            -------------------

                                                            145,506     176,000

     Less:  Current portion                                 145,506     176,000
                                                            -------------------

                                                                 --          --
                                                            ===================

6.   PREPAID EXPENSES AND DEPOSITS

                                                              2001        2000
                                                               $           $

     Promotional materials and supplies                      53,498      42,302
     Deposits                                                 4,090       8,336
                                                            -------------------

                                                             57,588      50,638
                                                            ===================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

7.   PROPERTY AND EQUIPMENT

                                                              2001        2000
                                                               $           $

     Furniture and fixtures                                 301,560     336,147
     Computer equipment and software                        626,933     625,926
     Leasehold improvements                                  31,642      28,398
     Automobile                                              19,865      19,865
                                                            -------------------

     Cost                                                   980,000   1,010,336
                                                            ===================

     Less: Accumulated depreciation

     Furniture and fixtures                                 232,632     233,956
     Computer equipment and software                        375,627     324,177
     Leasehold improvements                                  14,469      17,659
     Automobile                                              19,865      19,865
                                                            -------------------

                                                            642,593     595,657
                                                            -------------------

     Net book value                                         337,407     414,679
                                                            ===================

     Depreciation for the year amounted to $72,234 ($76,476 in 2000).

8.   GOODWILL

                                                              2001        2000
                                                               $           $

     Cost                                                     393,617   699,322
     Less: Accumulated amortization                            34,450    55,532
                                                            -------------------

                                                              359,167   643,790
                                                            ===================

     Amortization for the year amounted to $284,525 ($17,483 in 2000).

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

9.   OTHER ASSETS

                                                              2001        2000
                                                               $           $

     Trademarks and franchise rights                        702,846     702,846
     Organization costs                                     106,462     106,462
                                                            -------------------

     Cost                                                   809,308     809,308
                                                            -------------------
     Less: Accumulated amortization
           Trademarks and franchise rights                  400,601     330,216
           Organization costs                               106,462     106,462
                                                            -------------------

                                                            507,063     436,678
                                                            -------------------

     Net book value                                         302,245     372,630
                                                            ===================

     Amortization for the year amounted to $70,385 ($234,906 in 2000).

10.  CASH HELD IN TRUST AND TRUST LIABILITY

     Cash held in trust are deposits received in connection with the opening of escrow accounts for the sale of real estate. The deposits are recorded as trust liabilities and are refunded when the real estate is sold or the escrow is closed according to the terms of the escrow agreement.

11.  BANK INDEBTEDNESS

     At May 31, 2001, the company had three available lines of credit under bank loan agreements. Two of the lines amounted to $80,000 combined and were unsecured operating credit lines bearing interest at the rate of 16% per annum. These lines were held by the corporate office in California. The third line of credit amounted to $32,500 (Canadian $50,000) and was held by the Calgary office. This operating credit facility bears interest at the bank's prime lending rate plus 2% per annum with interest payable monthly. All three credit facilities are guaranteed by a major shareholder of the company.

12.  ACCOUNTS PAYABLE

                                                              2001        2000
                                                               $           $

     Trade payable                                          185,766     262,126
     Accrued expenses                                       214,772      84,471
                                                            -------------------

                                                            400,538     346,597
                                                            ===================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

13.  CAPITAL STOCK

     a)   Authorized

          100,000 Class A Preferred shares of no par value, 6% non-cumulative dividend, voting, convertible to Common shares at the option of the shareholder at a price equal to the face value of the Class A shares. Each Class A Preferred share carries 1,000 votes as compared with 1 vote for each Common share.

          2,000 Class AA Preferred shares of $500 par value, 8% cumulative dividend, non-voting, redeemable at face value by the company, convertible after 12 months from the date of issuance, at the option of the shareholder, to Common shares at a price equal to the 125% of the face value of the Class AA shares as compared with the market price of the common stock.

          100,000,000 Common shares of $0.001 par value

          Issued
                                                               2001       2000
                                                                $          $

             10,000   Class A Preferred shares              1,000,000  1,000,000
                 50   Class AA Preferred shares (63 - 2000)    25,000     31,500
          5,463,586   Common shares (5,637,358 - 2000)          5,205      5,129
                                                            --------------------

                                                            1,030,205  1,036,629
                                                            ====================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

13.  CAPITAL STOCK (cont'd)

     b) Shares issued during the years ended in May 31, 2001, 2000, 1999 and 1998 were as follows:

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
                                                                         ==============================

               On June 12, 2000, 7 Class AA
               Preferred shares were
               converted to 11,228 Common
               shares at their face value                                      (7)    (3,500)        --

               On April 12, 2001, 6 Class AA
               Preferred shares were
               converted to 10,000 Common
               shares at their face value                                      (6)    (3,000)        --
                                                                         ------------------------------

                                                                              (13)    (6,500)        --
                                                                         ==============================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

13.  CAPITAL STOCK (cont'd)

     b) Shares issued during the years ended in May 31, 2001, 2000, 1999 and 1998 were as follows:

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
               (see note 1)                                                36,000         36    158,004

               During the year ended May 31, 1998,
               25,690 Common shares were issued in
               consideration of services rendered at the
               fair market value of the shares issued                      25,690         25     49,317

               During the year ended May 31, 1998,
               250,000 Common shares were issued
               for promissory notes, non-interest
               bearing, payable on December 31, 2000,
               totaling $485,000. (This transaction was
               subsequently cancelled during the year
               ended May 31, 2001)                                        250,000        250    484,750

               During the year ended May 31, 1998,
               265,000 Common shares were issued for
               promissory notes, non-interest bearing,
               payable on December 31, 2000, totaling
               $250,000                                                   265,000        265    249,735

               Promissory note receivable,
               due December 31, 2001                                           --       (250)  (484,750)

               Promissory note receivable,
               due December 31, 2001                                           --       (265)  (249,735)
                                                                         ------------------------------

                                                                          576,690         61    207,321
                                                                         ==============================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

13.  CAPITAL STOCK (cont'd)

          ii)  Common shares (cont'd)

               On October 8, 1999, a promissory note receivable in the amount of $250,000 was exchanged for 100,000 shares of Pioneer Growth Corp. ("Pioneer"). The value of these Pioneer shares have been guaranteed by the issuer of the promissory note for $250,000 (the "guaranty"). Should the value of the Pioneer shares be less than $250,000 on the due date of the promissory note, October 8, 2000, the issuer of the note has the option to make up the difference in cash, or make up the difference with HomeLife Inc.'s common stock by providing one share of HomeLife, Inc's common stock for each dollar that is deficient.

               On November 1, 2000, the company agreed to accept full ownership rights to a company, Consolidated International Telecom, Inc. ("Consolidated"), in exchange for the 100,000 shares of Pioneer, the guaranty and to extend the repayment date of the promissory note from October 8, 2000 to December 31, 2001. Should the value of the shares of Consolidated be less than $250,000 as at December 31, 2001, the promissory note would then be immediately due and payable and the issuer of the note would be subject to the guaranty as detailed above. The amount is included in subscriptions receivable and the shares of Consolidated and Pioneer are not reflected, as resolution of these items will only occur on December 31, 2001.

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

               During the year ended May 31, 1999, 49,500
               Common shares were issued. The fair market
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
                                                                         ==============================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

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
                                                                         ==============================

               During the year ended May 31, 2001, 250,000
               Common shares and corresponding
               promissory note receivable issued during
               the year ended May 31, 1998 were cancelled                (250,000)      (250)  (484,750)

               Promissory note receivable                                      --        250    484,750

               During the year ended May 31, 2001, 55,000 Common
               shares were issued in consideration of services
               rendered at the fair market value of services rendered      55,000         55      6,779
                                                                         ------------------------------

                                                                         (195,000)        55      6,779
                                                                         ==============================

               During the year ended May 31, 2001, the company
               issued 21,228 Common shares for $6,500 on the
               conversion of 13 Class AA Preferred shares                  21,228         21      6,479
                                                                         ==============================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

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

     e)   Stock options

          On September 18, 1998 the board of directors of the company adopted a stock option plan (the "plan") for its directors, employees, and consultants. An authorized number of shares of common stock of the company which may be granted under the plan is one million shares. The terms of the options were to be determined by the president of the company, subject to the approval by the shareholders.

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

13.  CAPITAL STOCK (cont'd)

     f)   Stock option plan

          As at May 31, 2001, options to various employees of the company to acquire 130,000 Common stock had been granted under the stock option plan with the following terms:

          100,000 Common shares at $3 per share, granted in February, 1998, vested and exercisable for 5 years

          30,000 Common shares at $5 per share, granted in September, 1998, vested and exercisable for 5 years

          Pro-forma information regarding net income and earnings per share is required by FAS No. 123 - "Accounting for Stock Based Compensation" and has been determined as if the company had accounted for its employee stock options based on fair values at the grant date for options granted. The Company's pro-forma information for the year ended May 31, 2001 and 2000 would have been as follows:

                                              2001          2001          2000          2000
                                          -----------    ---------    -----------    ---------

                                          As Reported    Pro-Forma    As Reported    Pro-Forma
                                          -----------    ---------    -----------    ---------
                                               $             $             $             $
          Net loss                         (717,936)     (717,936)     (761,413)     (761,413)
          Basic and fully diluted loss
             per Common share                 (0.13)        (0.13)        (0.15)        (0.15)

     g)   Earnings per share

          The fully diluted earnings per share does not include the issuance of shares which would be anti-dilutive arising from the following:

          i.   Conversion of 10,000 Class A Preferred shares to Common shares
          ii.  Conversion of 50 Class AA Preferred shares to Common shares
          iii. Exercise of warrant which entitles holder to acquire 200,000 Common shares at $6 per share
          iv. Exercise of stock options to acquire 130,000 issuance of Common shares
          v.   Common stock which may be required [note 13(c)]

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

14.  INCOME TAXES

                                                              2001        2000
                                                               $           $

     a)   Current                                                --          --
          Deferred                                               --          --
                                                           --------------------
                                                                 --          --
                                                           ====================

     b)   The components of deferred income taxes
          are comprised as follows:

          Losses carried-forward                            885,000     665,000
          Valuation allowance                              (885,000)   (665,000)
                                                           --------------------
                                                                 --         --
                                                           ====================

     c) At May 31, 2001, the company had non-capital losses available for carry-forward of approximately $2,600,000. These losses expire after May 31, 2020.

15.  CONTINGENT LIABILITIES

     The company is involved in a lawsuit with the sellers of Builders Realty (Calgary) Ltd. to reduce the purchase price paid for Builders Realty (Calgary) Ltd. The sellers of Builders Realty (Calgary) Ltd. have filed a counter lawsuit for damages of $238,275 (Canadian $356,699). In management's opinion, this matter will not have a material affect on the financial position of the company.

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

16.  COMPREHENSIVE INCOME

     The company has adopted statement of financial accounting standards No. 130 "Reporting Comprehensive Income" as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the consolidated financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                              2001        2000
                                                               $           $

     Net loss                                              (715,936)   (758,893)
     Other comprehensive (loss) gain
     Foreign currency translation adjustments                 3,584       1,370
                                                           --------------------

     Comprehensive loss                                    (712,352)   (757,523)
                                                           ====================

17.  SEGMENTED INFORMATION

     Segmented information has been provided for the company on the basis of different geographic areas and different services. The revenue for Canada is substantially all derived from real estate brokerage.

     a)   Revenue by Geographic Area

                                                              2001        2000
                                                               $           $

          United States of America                        1,146,479   1,165,289
          Canada                                          1,843,047   2,285,629
                                                          ---------------------

                                                          2,989,526   3,450,918
                                                          =====================

     b)   Net loss by Geographic Area

          United States of America                         (644,492)   (712,402)
          Canada                                            (71,444)    (46,491)
                                                          ---------------------

                                                           (715,936)   (758,893)
                                                          =====================

     c)   Identifiable Assets by Geographic Area

          United States of America                        1,419,303   1,995,601
          Canada                                            197,252     297,342
                                                          ---------------------

                                                          1,616,555   2,292,943
                                                          =====================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

17.  SEGMENTED INFORMATION (cont'd)

                                                              2001        2000
                                                               $           $
     d)   Amortization by Geographic Area

          United States of America                          421,486     318,965
          Canada                                              5,658       9,899
                                                          ---------------------

                                                            427,144     328,864
                                                          =====================

     e)   Revenue by industry

          Real Estate Franchise                             758,361     791,493
          Real Estate Brokerage                           1,655,207   2,036,892
          Mortgage Financing                                 81,356      90,520
          Home Warranty                                     252,918     255,522
          Other Income                                      241,684     276,491
                                                          ---------------------

          Total                                           2,989,526   3,450,918
                                                          =====================
     f)   Net loss by industry

          Real Estate Franchise                            (646,249)   (797,357)
          Real Estate Brokerage                             (71,444)    (46,491)
          Mortgage Financing                                (11,260)     12,986
          Home Warranty                                      10,700      62,245
          Other                                               2,313       9,724
                                                          ---------------------

          Total                                            (715,936)   (758,893)
                                                          =====================

     g)   Identifiable assets by industry

          Real Estate Franchise                           1,239,296   1,731,695
          Real Estate Brokerage                             197,252     297,342
          Mortgage Financing                                 74,723      55,983
          Home Warranty                                     101,312     143,778
          Other                                               3,972      64,145
                                                          ---------------------

          Total                                           1,616,555   2,292,943
                                                          =====================

     h)   Amortization by industry

          Real Estate Franchise                             419,973     317,452
          Real Estate Brokerage                               5,658       9,899
          Mortgage Financing                                     --          --
          Home Warranty                                       1,513       1,513
                                                          ---------------------

          Total                                             427,144     328,864
                                                          =====================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

18.  COMMITMENTS

     The company has operating leases for premises which extend through May 31, 2006. Future minimum rental payments as of May 31, 2001 under the operating lease agreements are as follows:

     2002                                                          $     54,814
     2003                                                                27,945
     2004                                                                30,375
     2005                                                                30,375
     2006                                                                30,375
                                                                   ------------

                                                                   $    173,884
                                                                   ============

19.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     a) The company repaid advances from the shareholder of $143,472 by issuing 502,594 Common shares during the year ended May 31, 2000.

     b) The company cancelled 146,667 Common shares, reducing its trademarks acquired totalling $58,667 during the year ended May 31, 2000.

     c) The company issued 12,670 Common shares on the conversion of 15 Class AA Preferred shares during the year ended May 31, 2000.

     d) The company cancelled 250,000 Common shares and the corresponding promissory note receivable of $485,000 during the year ended May 31, 2001.

     e) The company issued 55 Common shares in lieu of payment of expenses during the year ended May 31. 2001.

     f) The company issued 21,228 Common shares on the conversion of 13 Class AA Preferred shares during the year ended May 31, 2001.

20.  RELATED PARTY TRANSACTIONS

                                                              2001        2000
                                                               $           $
          Licensing expense paid to a company
             controlled by the President                     10,000      10,000

          Notes receivable - franchise (note 5)             139,500     176,000

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

21.  SUBSEQUENT EVENT

     On July 8, 2001, the company entered into an agreement to sell the assets and business operated by Homelife Builders Realty (Calgary) Ltd., a wholly-owned subsidiary, for $65,000. This transaction is effective on September 4, 2001. The company does not anticipate significant gain or loss on this disposition.