Form 10QSB
period 2001-08-31
HOMELIFE INC
filed 2001-10-19
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2001

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

     NEVADA                                  33-0680443
     -------------------------------         ---------------------------------
     (State or other jurisdiction of         (I.R.S. Employer incorporation or
     organization)                           Identification No.)


     9475 Heil Avenue Suite D, Fountain Valley, CA          92708
     ---------------------------------------------          ----------
     (Address of Principal Executive Offices)               (Zip Code)

               Registrant's telephone number, including area code:
                                 (714) 418-1414

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]      No [ ]

     The issuer had 5,488,586 shares outstanding as of August 31, 2001

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]      No [X]

                                 HOMELIFE, INC.

                                      INDEX
                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION                                                1.

Item 1. Financial Statements                                                  1.

         Consolidated Unaudited Balance Sheet as of August 31, 2001           1.

         Comparative Unaudited Consolidated Statements of Operations          3.
                  for the three months ended August 31, 2001 and 2000

         Comparative Unaudited Consolidated Statements of Cash Flows          4.
                  for the three months ended August 31, 2001and 2000

         Notes to Unaudited Consolidated Financial Statements                 5.

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation.                                            12.

PART II - OTHER INFORMATION                                                  14.

Item 1. Legal Proceedings.                                                   14.

Item 2. Changes in Securities and Use of Proceeds.                           14.

Item 3. Defaults Upon Senior Securities.                                     14.

Item 4. Submission of Matters to a Vote of Security Holders.                 14.

Item 5. Other Information.                                                   15.

Item 6. Exhibits and Reports of Form 8-K.                                    15.
        (a)   Exhibits
        (b)   Reports on Form 8-K

PART I - FINANCIAL INFORMATION



HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET
AS OF AUGUST 31, 2001
(UNAUDITED)

ASSETS
Current Assets
     Cash                                                          $     85,375
     Marketable securities, at fair value                                 1,237
     Accounts receivable                                                147,690
     Notes receivable                                                   146,351
     Prepaid expenses and deposits                                       51,727
                                                                   ------------
                                                                        432,380

     Accounts Receivable - Long Term                                     25,800

     Property and Equipment                                             310,788

     Goodwill                                                           356,475

     Other Assets                                                       284,745

     Cash Held in Trust                                                 212,221
                                                                   ------------

                                                                   $  1,622,409
                                                                   ============

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF AUGUST 31, 2001
(UNAUDITED)


LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities

     Bank indebtedness                                             $     48,526
     Accounts payable                                                   373,135
     Reserve for warranty                                                52,479
     Dividends payable                                                    4,770
     Deferred revenue                                                   207,064
                                                                   ------------
                                                                        685,974

     Deferred Revenue                                                   138,042

     Trust Liability                                                    212,221

     Minority Interest                                                   32,827
                                                                   ------------
                                                                      1,069,064

     Stockholders' Equity

     Capital Stock                                                    1,030,230

     Additional Paid in Capital                                       3,198,537

     Accumulated Other Comprehensive Gain/(Loss)                          4,885

     Accumulated Deficit                                             (3,680,307)
                                                                   ------------

                                                                        553,345
                                                                   ------------

                                                                   $  1,622,409
                                                                   ============

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2001AND 2000
(UNAUDITED)
                                                      2001             2000
                                                  ------------     ------------
REVENUE

Royalty and franchise fees                        $    195,177     $    168,574
Warranty fees                                           76,282           84,372
Mortgage financing fees                                 10,607           23,046
Real estate brokerage                                  411,776          565,457
Other income                                            65,869           56,112
                                                  -----------------------------
                                                       759,711          897,561

DIRECT COSTS                                           470,669          597,124
                                                  -----------------------------

                                                       289,042          300,437
                                                  -----------------------------
EXPENSES

Salaries and fringe benefits                           119,637          141,648
General and administrative                             117,605          125,112
Occupancy                                               37,012           46,455
Financial                                                5,018            3,465
Amortization                                            36,743            8,643
                                                  -----------------------------

                                                       316,015          325,323
                                                  -----------------------------

INCOME/(LOSS) BEFORE GAIN ON DISPOSAL OF
  SUBSIDIARY ASSETS                                    (26,973)         (24,886)

Gain on Disposal of Subsidiary Assets                   52,130               --
                                                  -----------------------------

INCOME/(LOSS) BEFORE MINORITY INTEREST                  25,157          (24,886)

Minority interest                                        1,568              188
                                                  -----------------------------

NET INCOME/(LOSS)                                       26,725          (24,698)

Preferred dividends                                         --             (630)
                                                  -----------------------------

NET INCOME/(LOSS) APPLICABLE TO COMMON
   SHARES                                               26,725          (25,328)
                                                  =============================

BASIC AND FULLY DILUTED INCOME/
 (LOSS) PER COMMON SHARE                          $       0.00     $      (0.01)
                                                  =============================

WEIGHTED-AVERAGE NUMBER OF                           5,486,531        4,877,004
 COMMON SHARES

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
(UNAUDITED)

                                                                       2001             2000
                                                                   ------------     ------------
                                                                         $                $
CASH FLOWS FROM OPERATION ACTIVITIES
Net income/(loss)                                                        26,725          (24,698)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization                                            36,743            8,643
Minority interest                                                        (1,568)            (188)
Loss on trading securities                                                4,013               --
Gain on disposal of subsidiary assets                                   (52,130)              --
Stock based compensation                                                  3,000               --
Reserve for warranties                                                    7,576            1,639
Changes in assets and liabilities
(Increase) decrease in accounts and other receivable                    (38,593)          36,849
(Increase) decrease in notes receivable                                    (845)            (801)
(Increase) decrease in prepaid expenses                                   5,861          (11,034)
Increase (decrease) in accounts payable                                 (27,403)         (45,136)
Increase (decrease) in notes payable                                         --           70,568
Increase (decrease) in deferred revenue                                 (15,705)              --
                                                                   -----------------------------

Net cash provided by/(used in) operating activities                     (52,326)          35,842
                                                                   -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                          --          (57,627)
Proceeds from disposition of subsidiary assets                           64,500               --
                                                                   -----------------------------

Net cash provide by/(used in) investing activities                       64,500          (57,627)
                                                                   -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by (repayment of) bank indebtedness                        (1,704)              --
                                                                   -----------------------------

Net cash provided by/(used in) financing activities                      (1,704)              --
                                                                   -----------------------------

Effect of foreign currency exchange rates                                 1,024               --

NET INCREASE (DECREASE) IN CASH                                          11,494          (21,785)
Cash, beginning of period                                                73,881          248,064
                                                                   -----------------------------

CASH, END OF PERIOD                                                $     85,375     $    226,279
                                                                   =============================

                                 HOMELIFE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              UNAUDITED FOR THE THREE MONTHS ENDED AUGUST 31, 2001

NOTE 1.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at August 31, 2001 and results of operations for the three months ended August 31, 2001 and 2000.

These financial statements consolidate, using the purchase method, the accounts of the Company and its subsidiaries listed below:

a)   Wholly-Owned Subsidiaries - active
     ----------------------------------

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


b)   Majority-owned subsidiaries

The Keim Group Ltd., and MaxAmerica Home Warranty Company - 93.33% and 82.72% respectively.

On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these financial statements include the financial results of the subsidiaries for the period ended August 31, 2001 and August 31, 2000.

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

On July 8, 2001, the company entered into an agreement to sell the assets and business operated by Homelife Builders Realty (Calgary) Ltd., a wholly-owned subsidiary, for $64,500. This transaction was effective on August 31, 2001. The gain on this disposition is included in the financial statements.

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

(e)  Advertising Costs

Advertising costs represent prepaid preprinted advertising materials which have been amortized over three years. For the period ended August 31, 2001, there are no unamortized advertising costs.

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

(j)  Amortization of Other Assets

Amortization of other assets is on a straight-line basis over their estimated useful lives as follows: Trademarks and franchise rights 10 years

(k)  Impairment

The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of August 31, 2001, management expects its long-lived assets to be fully recoverable.

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

(o)  Foreign Currency Translation

Builders Realty (Calgary) Ltd., a wholly-owned subsidiary, maintains its books and records in Canadiandollars.Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expenses accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates or at any other certain rates. Adjustments resulting from the translation are included in accumulated other comprehensive income in stockholders' equity.

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

NOTE 4.   BANK INDEBTEDNESS

At August 31, 2001, the company had three available lines of credit under bank loan agreements. Two of the lines amounted to $80,000 combined and were unsecured operating credit lines bearing interest at the rate of 16% per annum. These lines were held by the corporate office in California. The third line of credit amounted to $32,500 (Canadian $50,000) and was held by the Calgary office. This operating credit facility bears interest at the bank's prime lending rate plus 2% per annum with interest payable monthly. All three credit facilities are guaranteed by a major shareholder of the company.

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

100,000,000  Common shares of $0.001 par value

(b)  Issued

        10,000    Class A Preferred shares
            50    Class AA Preferred shares
     5,488,586    Common shares

On June 30, 2001, an officer and director of the Company received 30,000 common shares at the fair market value in exchange for services rendered.

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

As of August 31, 2001, options to various employees of the company to acquire 130,000 Common stock had been granted under the stock option plan with the following terms:

100,000 Common shares at $3 per share, granted in February, 1998, vested and exercisable for 5 years
 30,000 Common shares at $5 per share, granted in September, 1998, vested and exercisable for 5 years

(f)  Earnings per share

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

NOTE 6.   PROMISSORY NOTE RECEIVABLE

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

a)   Revenue by Geographic Area
                                                           2001            2000
                                                   $               $
     United States of America                           347,935         332,104
     Canada                                             411,776         565,457
                                                   ----------------------------
                                                        759,711         897,561
                                                   ============================

b)   Net Income (Loss) by Geographic Area

     United States of America                            42,710         (21,888)
     Canada                                             (15,985)         (2,810)
                                                   ----------------------------
                                                         26,725         (24,698)
                                                   ============================

c)   Identifiable Assets by Geographic Area
                                                           2001            2000
                                                   $               $
     United States of America                         1,446,326       1,956,399
     Canada                                             176,083         282,529
                                                   ----------------------------
                                                      1,622,409       2,238,928
                                                   ============================

d)   Amortization by Geographic Area

     United States of America                            36,743           6,471
     Canada                                                   -           2,172
                                                   ----------------------------
                                                         36,743           8,643
                                                   ============================

d)   Revenue by industry
     Real Estate Franchise                              195,177         168,574
     Real Estate Brokerage                              411,776         565,457
     Mortgage Financing                                  10,607          23,046
     Home Warranty                                       76,282          84,372
     Other                                               65,869          56,112
                                                   ----------------------------
     Total                                              759,711         897,561
                                                   ============================

e)   Net income (loss) by industry

     Real Estate Franchise                               44,101         (27,723)
     Real Estate Brokerage                              (15,985)         (2,810)
     Mortgage Financing                                   2,393             319
     Home Warranty                                       (6,390)          9,754
     Other                                                2,606          (4,238)
                                                   ----------------------------
     Total                                               26,725         (24,698)
                                                   ============================

f)   Identifiable assets by industry

     Real Estate Franchise                            1,237,710       1,724,903
     Real Estate Brokerage                              176,083         282,529
     Mortgage Financing                                  77,115          16,302
     Home Warranty                                      116,437         157,921
     Other                                               15,064          57,273
                                                   ----------------------------
     Total                                            1,622,409       2,238,928
                                                   ============================

                                                           2001            2000
                                                   $               $
g)   Amortization by industry

     Real Estate Franchise                               36,365           6,435
     Real Estate Brokerage                                   --           2,172
     Mortgage Financing                                      --               -
     Home Warranty                                          378              36
                                                   ----------------------------
     Total                                               36,743           8,643
                                                   ============================

NOTE 8.   DISPOSAL OF SUBSIDIARY ASSETS

On August 31, 2001, the transaction was completed to sell the assets and business operated by Homelife Builders Realty (Calgary) Ltd., a wholly-owned subsidiary, for $64,500. Pursuant to this sale, the company received $38,700 in cash and has booked a long term account receivable for $25,800 to be paid in equal installments October 31, 2002, 2003, 2004 & 2005.


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


THREE  MONTHS  ENDED  AUGUST 31, 2001  (UNAUDITED)  COMPARED TO THE THREE MONTHS
--------------------------------------------------------------------------------
ENDED AUGUST 31, 2000 (UNAUDITED).
----------------------------------

         REVENUES. The Company generated gross sales of $759,711 for the quarter ended August 31, 2001 compared to gross sales of $897,561 for the quarter ended August 31, 2000. Revenue by business segment is shown below:

                                   August 31, 2001         August 31, 2000
                                    Amount      %            Amount     %
                                    ------      -            ------     -
     Real estate brokerage          411,776     54           565,457    63
     Royalty & franchise fees       195,177     26           168,574    19
     Mortgage financing              10,607      1            23,046     3
     Home warranty sales             76,282     10            84,372     9
     Other                           65,869      6            56,112     6
                                   --------    ---          --------     -
     TOTAL                          759,711    100           897,561   100
                                   ========    ===          ========   ===

Real estate brokerage commissions decreased from $565,457 for the quarter ended August 31, 2000 to $411,776 for the quarter ended August 31, 2001. The decrease in brokerage revenue results from a decrease in the number of brokers and a decrease in the number of escrows per broker from the prior year.

Royalty fees & franchise fees combined increased $26,603 from $168,574 for the three months ended August 31, 2000 to $195,177 for the three months ended August 31, 2001. The increase relates to the revenue associated with the master franchises sold during fiscal year 2001.

Mortgage financing fees were $10,607 for the quarter ended August 31, 2001 compared to $23,046 for the same period in the prior year. The decrease is a result of timing the close of loans as well as the strong competition in this area.

Home warranty sales were comparable for the two periods at between 9% & 10% of overall sales.

     DIRECT COSTS. Direct costs for the current quarter were $470,669 compared to $597,124 for the same prior year quarter. This decrease corresponds to the overall decrease in sales for the two quarters.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $141,648 for the three months ended August 31, 2000 to $119,637 for the three months ended August 31, 2001. This decrease of $22,011 was primarily the result of two employees who left the company and were not replaced.

     GENERAL AND ADMINISTRATIVE. General and administrative costs for the quarter ended August 31, 2000 were $125,112 versus $117,605 for the quarter ended August 31, 2001. This decrease of $7,507 is part of management's plan to reduce costs. Part of the reduction in costs includes a decrease in the use of outside consultants.

     OCCUPANCY. The decrease of $9,443 in occupancy costs from first quarter fiscal year 2002 compared to first quarter fiscal year 2001 results from the Michigan and California corporate offices moving or reducing office space to reduce costs.

     FINANCIAL. Financial costs were slightly higher for the quarter ended August 31, 2001 due to interest on the line of credit.

     AMORTIZATION. Amortization of intangibles was $8,643 for the three months ended August 31, 2000 compared to $36,743 for the three months ended August 31, 2001.

     MINORITY INTEREST. The increase in net income due to minority interest was $1,568 for the quarter ended August 31, 2001 and a reduction of net loss of $188 for the quarter ended August 31, 2000. This results from the Keim Group Ltd. and MaxAmerica Home Warranty Company, combined, recording losses in the applicable quarters.

LIQUIDITY AND CAPITAL RESOURCES. The Company has 3,750 shares of Voice Mobility Inc. as a marketable security, and lines of credit with three banks in the amounts of CDN$50,000 and $80,000. The capital requirements of the Company are for operating expenses and to service and use of its lines of credit. The Company has recorded a loss on its marketable security as the share price has declined in the public market from the purchase share price. The Company has recorded significant operating losses in the prior two years. These losses are primarily due to amortization and depreciation of acquisitions made in prior years, loss on investments made in prior years, and write down of marketing materials purchased in prior years. The company does not have any derivative instruments or hedging activities therefore, the company believes that SFAS No. 133 will have no material impact on the company's financial statements or notes thereto.

The company has experienced recurring operating losses and has a working capital deficiency of $253,594 as of August 31, 2001. Effective August 31,2001, the company has disposed of Builders Realty (Calgary) Ltd., a wholly-owned subsidiary which had suffered recurring losses. In addition, management has initiated changes in operational procedures, reduced expenses and focused its efforts on its core business. Management believes that, it has developed a plan which, if successfully implemented, can improve the operating results and financial condition of the company. The plan is in the early stages of working as exemplified by the net income for the first quarter ended August 31, 2001. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

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

ITEM 1.   LEGAL PROCEEDINGS

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

                                        HOMELIFE, INC.
                                        (Registrant)


Dated October 15, 2001                  /s/ Andrew Cimerman
                                        --------------------------------
                                        Andrew Cimerman,
                                        Chief Executive Officer and Director