Form 10QSB
period 2001-11-30
HOMELIFE INC
filed 2002-01-14
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2001

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

                NEVADA                                  33-0680443
     ----------------------------              ----------------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)

        9475 Heil Avenue Suite D, Fountain Valley, CA            92708
      -------------------------------------------------     ---------------
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

                             Yes  X      No

       The issuer had 6,108,586 shares outstanding as of November 30, 2001

Transitional Small Business Disclosure Format (check one):

                             Yes         No  X

                                 HOMELIFE, INC.

                                      INDEX
                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION                                                1.

Item 1.   Financial Statements                                                1.

          Consolidated Unaudited Balance Sheet as of November 30, 2001        1.

          Comparative Unaudited Consolidated Statements of Operations         3.
               for the three months ended November 30, 2001 and 2000

          Comparative Unaudited Consolidated Statements of Operations         4.
               for the six months ended November 30, 2001 and 2000

          Comparative Unaudited Consolidated Statements of Cash Flows         5.
               for the three months ended November 30, 2001 and 2000

          Comparative Unaudited Consolidated Statements of Cash Flows         6.
               for the six months ended November 30, 2001 and 2000

          Notes to Unaudited Consolidated Financial Statements                7.

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation.                                          14.

PART II - OTHER INFORMATION                                                  17.

Item 1.   Legal Proceedings.                                                 17.

Item 2.   Changes in Securities and Use of Proceeds.                         17.

Item 3.   Defaults Upon Senior Securities.                                   18.

Item 4.   Submission of Matters to a Vote of Security Holders.               18.

Item 5.   Other Information.                                                 18.

Item 6.   Exhibits and Reports of Form 8-K.                                  18.
          (a)  Exhibits
          (b)  Reports on Form 8-K

PART I - FINANCIAL INFORMATION

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET
AS OF NOVEMBER 30, 2001
(UNAUDITED)

ASSETS
Current Assets
     Cash                                                           $   166,168
     Marketable securities, at fair value                                   900
     Accounts receivable                                                105,939
     Notes receivable                                                   146,351
     Prepaid expenses and deposits                                       52,184
                                                                    -----------
                                                                        471,542

     Accounts Receivable - Long Term                                     25,800

     Property and Equipment                                             294,237

     Goodwill                                                           353,782

     Other Assets                                                       267,245
                                                                    -----------

                                                                    $ 1,412,606
                                                                    ===========

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF NOVEMBER 30, 2001
(UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities
     Bank indebtedness                                              $    85,209
     Accounts payable                                                   392,430
     Reserve for warranty                                                52,868
     Dividends payable                                                    6,030
     Deferred revenue                                                   188,641
                                                                    -----------
                                                                        725,178

     Deferred Revenue                                                   125,760

     Minority Interest                                                   41,570
                                                                    -----------
                                                                        892,508

     Stockholders' Equity

     Capital Stock                                                    1,030,850

     Additional Paid in Capital                                       3,243,681

     Accumulated Other Comprehensive Gain/(Loss)                          4,715

     Accumulated Deficit                                             (3,759,148)
                                                                    -----------

                                                                        520,098
                                                                    -----------
                                                                    $ 1,412,606
                                                                    ===========

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
(UNAUDITED)

                                                     2001              2000
                                                     ----              ----
REVENUE

Royalty and franchise fees                        $   206,998       $   210,598
Warranty fees                                          57,301            55,357
Mortgage financing fees                                11,586            40,022
Real estate brokerage                                      --           492,448
Other income                                           46,248            91,553
                                                  -----------------------------

                                                      322,133           889,978

DIRECT COSTS                                           63,057           563,168
                                                  -----------------------------

                                                      259,076           326,810
                                                  -----------------------------
EXPENSES

Salaries and fringe benefits                           83,455           159,434
General and administrative                            182,565            91,392
Occupancy                                              11,472            45,791
Financial                                              13,679             3,780
Amortization                                           36,743             8,643
                                                  -----------------------------

                                                      327,914           309,040
                                                  -----------------------------

INCOME/(LOSS) BEFORE MINORITY INTEREST                (68,838)           17,770

Minority interest                                      (8,743)            1,123
                                                  -----------------------------
NET INCOME/(LOSS)                                     (77,581)           18,893

Preferred dividends                                    (1,260)             (630)
                                                  -----------------------------

NET INCOME/(LOSS) APPLICABLE TO COMMON
  SHARES                                              (78,841)           18,263
                                                  =============================

BASIC AND FULLY DILUTED INCOME/
  (LOSS) PER COMMON SHARE                         $     (0.01)      $      0.00
                                                  =============================

WEIGHTED-AVERAGE NUMBER OF                          5,846,641         5,103,492
  COMMON SHARES

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
(UNAUDITED)

                                                     2001              2000
                                                     ----              ----
REVENUE

Royalty and franchise fees                        $   402,175       $   379,172
Warranty fees                                         133,583           139,729
Mortgage financing fees                                22,193            63,068
Real estate brokerage                                 411,776         1,057,905
Other income                                          112,117           147,665
                                                  -----------------------------

                                                    1,081,844         1,787,539

DIRECT COSTS                                          533,726         1,160,292
                                                  -----------------------------

                                                      548,118           627,247
                                                  -----------------------------
EXPENSES

Salaries and fringe benefits                          203,092           301,082
General and administrative                            300,170           216,504
Occupancy                                              48,484            92,246
Financial                                              18,697             7,245
Amortization                                           73,486            17,286
                                                  -----------------------------

                                                      643,929           634,363
                                                  -----------------------------

INCOME/(LOSS) BEFORE GAIN ON DISPOSAL OF
  SUBSIDIARY ASSETS                                   (95,811)           (7,116)

Gain on Disposal of Subsidiary Assets                  52,130                --
                                                  -----------------------------

INCOME/(LOSS) BEFORE MINORITY INTEREST                (43,681)           (7,116)

Minority interest                                      (7,175)            1,311
                                                  -----------------------------

NET INCOME/(LOSS)                                     (50,856)           (5,805)

Preferred dividends                                    (1,260)           (1,260)
                                                  -----------------------------

NET INCOME/(LOSS) APPLICABLE TO COMMON
  SHARES                                              (52,116)           (7,065)
                                                  =============================

BASIC AND FULLY DILUTED INCOME/
  (LOSS) PER COMMON SHARE                         $     (0.01)      $      0.00
                                                  =============================

WEIGHTED-AVERAGE NUMBER OF                          5,846,641         5,103,492
  COMMON SHARES

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
(UNAUDITED)

                                                     2001              2000
                                                     ----              ----
                                                       $                 $
CASH FLOWS FROM OPERATION ACTIVITIES
Net income/(loss)                                     (78,841)           18,893
Adjustments to reconcile net income/(loss)
  to net cash provided by operating
  activities
Depreciation and amortization                          36,743             8,643
Minority interest                                       8,743            (1,311)
Loss on trading securities                                337                --
Gain on disposal of subsidiary assets                      --                --
Stock based compensation                               45,764                --
Reserve for warranties                                    389            (7,235)
Changes in assets and liabilities
(Increase) decrease in accounts and
  other receivable                                     41,752            (9,365)
(Increase) decrease in notes receivable                    --           (14,421)
(Increase) decrease in prepaid expenses                  (457)            2,678
Increase (decrease) in accounts payable                19,295             6,697
Increase (decrease) in notes payable                       --            20,376
Increase (decrease) in deferred revenue               (30,705)          (24,697)
                                                  -----------------------------

Net cash provided by/(used in) operating
  activities                                           43,020               258
                                                  -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                        --             3,137
Proceeds from disposition of subsidiary
  assets                                                   --                --
                                                  -----------------------------

Net cash provide by/(used in) investing
  activities                                               --             3,137
                                                  -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by (repayment of) bank
  indebtedness                                         36,683            61,000
Cash required for dividends                             1,260                --
                                                  -----------------------------

Net cash provided by/(used in) financing
  activities                                           37,943            61,000
                                                  -----------------------------

Effect of foreign currency exchange rates                (170)               --

NET INCREASE (DECREASE) IN CASH                        80,793            64,395
Cash, beginning of period                              85,375           226,279
                                                  -----------------------------

CASH, END OF PERIOD                               $   166,168       $   290,674
                                                  =============================

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
(UNAUDITED)

                                                     2001              2000
                                                     ----              ----
                                                       $                 $
CASH FLOWS FROM OPERATION ACTIVITIES
Net income/(loss)                                     (52,116)           (5,805)
Adjustments to reconcile net income/(loss)
  to net cash provided by operating activities
Depreciation and amortization                          73,486            17,286
Minority interest                                       7,175            (1,499)
Loss on trading securities                              4,350                --
Gain on disposal of subsidiary assets                 (52,130)               --
Stock based compensation                               48,764                --
Reserve for warranties                                  7,965            (5,596)
Changes in assets and liabilities
(Increase) decrease in accounts and
  other receivable                                      3,159            27,484
(Increase) decrease in notes receivable                  (845)          (15,222)
(Increase) decrease in prepaid expenses                 5,404            (8,356)
Increase (decrease) in accounts payable                (8,108)          (38,439)
Increase (decrease) in notes payable                       --            90,944
Increase (decrease) in deferred revenue               (46,410)          (24,697)
                                                  -----------------------------

Net cash provided by/(used in) operating
  activities                                           (9,306)           36,100
                                                  -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                        --           (54,490)
Proceeds from disposition of subsidiary
  assets                                               64,500                --
                                                  -----------------------------

Net cash provide by/(used in) investing
  activities                                           64,500           (54,490)
                                                  -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by (repayment of) bank
  indebtedness                                         34,979            61,000
Cash required for dividends                             1,260
                                                  -----------------------------

Net cash provided by/(used in) financing
  activities                                           36,239            61,000
                                                  -----------------------------

Effect of foreign currency exchange rates                 854                --

NET INCREASE (DECREASE) IN CASH                        92,287            42,610
Cash, beginning of period                              73,881           248,064
                                                  -----------------------------

CASH, END OF PERIOD                               $   166,168       $   290,674
                                                  =============================

                                 HOMELIFE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              UNAUDITED FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001

NOTE 1.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at November 30, 2001 and results of operations for the six months ended November 30, 2001 and 2000.

These financial statements consolidate, using the purchase method, the accounts of the Company and its subsidiaries listed below:

a)   Wholly-Owned Subsidiaries - active
     ----------------------------------

     HomeLife Realty Services, Inc., and MaxAmerica Financial Services, Inc.

     Wholly-Owned Subsidiaries - inactive
     ------------------------------------

     Builders Realty  (Calgary) Ltd. (since  disposition of assets on August 31,
     2001), FamilyLife Realty Services, Inc., Red Carpet Broker Network, Inc., National Sellers Network, Inc., Aspen Benson & May LLC., HomeLife California Realty, Inc. and HomeLife Properties, Inc.

b)   Majority-owned subsidiaries

The Keim Group Ltd., and MaxAmerica Home Warranty Company - 93.33% and 82.72% respectively.

On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these financial statements include the financial results of the subsidiaries for the period ended November 30, 2001 and November 30, 2000.

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

The Company is a mortgage financing service provider through its subsidiary, MaxAmerica Financial Services, Inc.

Prior to the disposal of its assets on August 31, 2001, the Company owned and operated a full service retail real estate brokerage through its subsidiary, Builders Realty (Calgary) Ltd.

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

(e)  Advertising Costs

Advertising costs represent prepaid preprinted advertising materials which have been amortized over three years. For the period ended November 30, 2001, there are no unamortized advertising costs.

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

(h)  Amortization of Property and Equipment

Amortization of property and equipment is provided using the straight-line method as follows:

Furniture and fixtures 7 years
Computer equipment and software 7 years
Leasehold improvements 7 years

Automobile 4 years

(i)  Goodwill

Goodwill is the excess of cost over the value of tangible assets acquired. The recoverability of goodwill is assessed annually. An impairment in the value of the goodwill would be recognized if estimated discounted future cash flows generated by acquired businesses are determined to be insufficient to recover the net book value of the goodwill.

(j)  Amortization of Other Assets

Amortization of other assets will be amortized on a straight-line basis over 10 years. The recoverability of other assets are assessed annually.

(k)  Impairment

The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of November 30, 2001, management expects its long-lived assets to be fully recoverable.

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

NOTE 3.   BANK INDEBTEDNESS

At November 30, 2001 the company had three available lines of credit under bank loan agreements. Two of the lines amounted to $80,000 combined and were unsecured operating credit lines bearing interest at the rate of 16% per annum. These lines were held by the corporate office in California. The third line of credit amounted to $32,500 (Canadian $50,000) and was held by the Calgary office. This operating credit facility bears interest at the bank's prime lending rate plus 2% per annum with interest payable monthly. All three credit facilities are guaranteed by a major shareholder of the company.

NOTE 4.   CAPITAL STOCK

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

100,000,000  Common shares of $0.001 par value

(b)  Issued

     10,000    Class A Preferred shares
         50    Class AA Preferred shares
  6,108,586    Common shares

On November 1, 2001, an officer and director of the Company received 30,000 common shares at the fair market value in exchange for services rendered. On November 1, 2001, a non-affiliate of the Company received 50,000 common shares at the fair market value in exchange for services rendered. Also on November 1, 2001, S & S Acquisition Corp. received 540,000 shares in exchange for cancellation of a prior agreement.

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

On October 1, 2001, the company entered into an agreement with S & S Acquisition Corp. to replace the warrant issued January 16, 1997. The new warrant cancels the original warrant and entitles S & S Acquisition Corp. to acquire up to 200,000 Common shares of the Company at $1.75 per share. Using the Black Scholes model, the value assigned to the replacement warrant was $8,564. This amount shown as an expense, is recorded in the financial statements.

(d)  Stock option plan

On September 18, 1998 the board of directors of the company adopted a stock option plan (the "plan") for its directors, employees, and consultants. An authorized number of shares of common stock of the company which may be granted under the plan is one million shares. The terms of the options were to be determined by the president of the company, subject to the approval by the shareholders.

As of November 30, 2001, options to various employees of the company to acquire 130,000 Common stock had been granted under the stock option plan with the following terms:

     100,000 Common shares at $3 per share, granted in February, 1998, vested and exercisable for 5 years

      30,000 Common shares at $5 per share, granted in September, 1998, vested and exercisable for 5 years

(e)  Earnings per share

The fully diluted earnings per share does not include the issuance of shares which would be anti-dilutive arising from the following:

     i.    Conversion of 10,000 Class A Preferred shares to Common shares
     ii.   Conversion of 50 Class AA Preferred shares to Common shares
     iii. Exercise of warrant which entitles holder to acquire 200,000 Common shares at $1.75 per share
     iv. Exercise of stock options to acquire 130,000 issuance of Common shares
     v.    Common stock which may be required

NOTE 5.   PROMISSORY NOTE RECEIVABLE

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

On November 1, 2000, the company agreed to accept full ownership rights to a company, Consolidated International Telecom, Inc. ("Consolidated"), in exchange for the 100,000 shares of Pioneer, the guaranty and to extend the repayment date of the promissory note from October 8, 2000 to December 31, 2001. Should the value of the shares of Consolidated be less than $250,000 as at December 31, 2001, the promissory note would then be immediately due and payable and the issuer of the note would be subject to the guaranty as detailed above. The amount is included in subscriptions receivable and the shares of Consolidated and Pioneer are not reflected, as resolution of these items will only occur on December 31, 2001. On December 31, 2001, the Company agreed to extend the repayment date of the promissory note to January 31, 2002 with all of the same provisions as noted before.

NOTE 6.   SEGMENTED INFORMATION

Segmented information has been provided for the company on the basis of different geographic areas and different services. The revenue for Canada is substantially all derived from real estate brokerage.

a)   Revenue by Geographic Area
                                                        2001            2000
                                                     $               $
     United States of America                           670,068         729,634
     Canada                                             411,776       1,057,905
                                                     --------------------------

                                                      1,081,844       1,787,539
                                                     ==========================

b)   Net Income (Loss) by Geographic Area

     United States of America                           (36,131)         (1,573)
     Canada                                             (15,985)         (5,492)
                                                     --------------------------

                                                        (52,116)         (7,065)
                                                     ==========================

c)   Identifiable Assets by Geographic Area
                                                        2001            2000
                                                     $               $
     United States of America                         1,412,606       2,036,856
     Canada                                                  --         213,124
                                                     --------------------------

                                                      1,412,606       2,249,980
                                                     ==========================

d)   Amortization by Geographic Area

     United States of America                            73,486          16,098
     Canada                                                  --           1,188
                                                     --------------------------

                                                         73,486          17,286
                                                     ==========================

d)   Revenue by industry
     Real Estate Franchise                              402,175         379,172
     Real Estate Brokerage                              411,776       1,057,905
     Mortgage Financing                                  22,193          63,068
     Home Warranty                                      133,583         139,729
     Other                                              112,117         147,665
                                                     --------------------------
     Total                                            1,081,844       1,787,539
                                                     ==========================

e)   Net income (loss) by industry

     Real Estate Franchise                              (26,154)        (24,417)
     Real Estate Brokerage                              (15,985)         (5,492)
     Mortgage Financing                                   3,058             920
     Home Warranty                                      (13,676)         35,157
     Other                                                  641         (13,233)
                                                     --------------------------
     Total                                              (52,116)         (7,065)
                                                     ==========================

f)   Identifiable assets by industry

     Real Estate Franchise                            1,201,028       1,857,630
     Real Estate Brokerage                                   --         213,124
     Mortgage Financing                                  79,530          16,903
     Home Warranty                                      118,949         152,063
     Other                                               13,099          10,260
                                                     --------------------------
     Total                                            1,412,606       2,249,980
                                                     ==========================

g)   Amortization by industry
                                                        2001            2000
                                                     $               $
     Real Estate Franchise                               72,730          15,414
     Real Estate Brokerage                                   --           1,188
     Mortgage Financing                                      --              --
     Home Warranty                                          756             684
                                                     --------------------------
     Total                                               73,486          17,286
                                                     ==========================

NOTE 7.   DISPOSAL OF SUBSIDIARY ASSETS

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

THREE MONTHS ENDED NOVEMBER 30, 2001 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2000 (UNAUDITED).

     REVENUES. The Company generated gross sales of $322,133 for the quarter ended November 30, 2001 compared to gross sales of $889,978 for the quarter ended November 30, 2000. Revenue by business segment is shown below:

                                November 30, 2001           November 30, 2000
                                 Amount        %             Amount        %
                                --------    --------        --------    --------
    Real estate brokerage             --          --         492,448          56
    Royalty & franchise fees     206,998          64         210,598          24
    Mortgage financing            11,586           4          40,022           4
    Home warranty sales           57,301          18          55,357           6
    Other                         46,248          14          91,553          10
                                --------    --------        --------    --------
    TOTAL                        322,133         100         889,978         100
                                ========    ========        ========    ========

Since the business and assets of Builders Realty (Calgary) were sold effective August 31, 2001, there were no real estate brokerage fees recognized during the second quarter of fiscal year 2002.

Royalty fees & franchise fees combined decreased $3,600 or less than 2% for the three months ended November 30, 2001 compared to the three months ended November 30, 2000.

Mortgage financing fees were $11,586 for the quarter ended November 30, 2001 compared to $40,022 for the same period in the prior year. The decrease is a result of timing the close of loans as well as the strong competition in this area.

Home warranty sales were comparable for the two periods.

     DIRECT COSTS. Direct costs for the current quarter were $63,057 compared to $563,168 for the same prior year quarter. This decrease corresponds to the sale of Builders Realty (Calgary) where the majority of direct costs were associated with the real estate brokerage sales.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $159,434 for the three months ended November 30, 2000 to $83,455 for the three months ended November 31, 2001. This decrease of $92,114 was primarily the result of two employees who were on payroll in the prior year but have since left the company and not been replaced.

     GENERAL AND ADMINISTRATIVE. General and administrative costs for the quarter ended November 30, 2001 were $182,565 versus $91,392 for the quarter ended November 30, 2000. This increase of $91,173 results from the timing of certain expenditures being paid in the second quarter of the current year.

     OCCUPANCY. The decrease in occupancy costs from second quarter fiscal year 2002 compared to second quarter fiscal year 2001 results from the Michigan and California corporate offices moving or reducing office space to reduce costs as well as the sale of Builders Realty (Calgary).

     FINANCIAL. Financial costs were higher for the quarter ended November 30, 2001 due to an increase in the allowance for doubtful accounts.

     AMORTIZATION. Amortization of intangibles was $36,743 for the three months ended November 30, 2001 compared to $8,643 for the three months ended November 30, 2000. This increase between the periods results from the amortization being booked per quarter rather than as a year end adjustment.


     MINORITY INTEREST. The increase in net loss due to minority interest was $8,743 for the quarter ended November 30, 2001 and an increase in net income of $1,123 for the quarter ended November 30, 2000. This results from the Keim Group Ltd. and MaxAmerica Home Warranty Company, combined, recording income in the current year quarter and losses in the prior year quarter.

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

FOREIGN FRANCHISEES. Foreign franchisees consist of the sale of a master franchise agreement to an individual in Germany. Payment for this agreement were scheduled to be made in 12 quarterly payments beginning in October 1999. Only partial payments have been received, however, and the company is now in negotiations with the obligor to restructure this obligation. Continued default of this agreement will deprive the Company of the anticipated payments, but is anticipated to have no adverse consequences to the operations of the Company, since it has no commitments of capital of other resources to its foreign franchisees. During the fiscal year ended 2001, the company sold master franchise agreements in Portugal and China.

SIX MONTHS ENDED NOVEMBER 30, 2001 (UNAUDITED) COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2000 (UNAUDITED).

     REVENUES. The Company generated gross sales of $1,081,844 for the six months ended November 31, 2001 compared to gross sales of $1,787,539 for the six months ended November 30, 2000. Revenue by business segment is shown below:

                                November 31, 2001           November 30, 2000
                                 Amount        %             Amount        %
                                --------    --------        --------    --------
    Real estate brokerage        411,776          38        1,057,905         59
    Royalty & franchise fees     402,175          37         379,172          21
    Mortgage financing            22,193           2          63,068           4
    Home warranty sales          133,583          12         139,729           8
    Other                        112,117          11         147,665           8
                                --------    --------        --------    --------
    TOTAL                       1,081,844        100        1,787,539        100
                                ========    ========        ========    ========

Real estate brokerage commissions was $411,776 for the six months ended November 30, 2001 compared to $1,057,905 for the six months ended November 30, 2000. The difference results from the sale of Builders Realty (Calgary) which was effective August 31, 2001.

Royalty fees & franchise fees combined increased $23,003 from $379,172 for the period ended November 30, 2000 to $402,175 for the period ended November 30, 2001. The increase relates to the revenue associated with the master franchises sold during fiscal year 2001.

Mortgage financing fees were $22,193 for the two quarters ended November 30, 2001 compared to $63,068 for the same period in the prior year. The decrease is a result of timing the close of loans as well as the strong competition in this area, resulting in the average fee per loan to be lower in the current year.

Home warranty sales were lower in the current year period as a result of fewer contracts sold due to the competition in the area.

     DIRECT COSTS. Direct costs for the current six months were $533,726 compared to $1,160,292 for the same prior year six months. . This decrease corresponds to the sale of Builders Realty (Calgary) where the majority of direct costs were associated with the real estate brokerage sales.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $301,082 for the six months ended November 30, 2000 to $203,092 for the six months ended November 30, 2001. This decrease of $97,990 was primarily the result of two employees who were on payroll in the prior year but have since left the company and not been replaced.

     GENERAL AND ADMINISTRATIVE. General and administrative costs for the period ended November 30, 2000 were $216,504 versus $300,170 for the period ended November 30, 2001. This increase of $83,666 results from the timing of certain expenditures being paid in the second quarter of the current year.

     OCCUPANCY. The decrease of $43,762 in occupancy costs from first half fiscal year 2002 compared to first half fiscal year 2001 results from the Michigan and California corporate offices moving or reducing office space to reduce costs in addition to the sale of Builders Realty (Calgary).

     FINANCIAL. Financial costs were higher for the six months ended November 30, 2001 due to an increase in the allowance for doubtful accounts.

     AMORTIZATION. Amortization of intangibles was $73,486 for the six months ended November 30, 2001 compared to $17,286 for the six months ended November 30, 2000. This increase between the periods results from the amortization being booked per quarter rather than as a year end adjustment.

     MINORITY INTEREST. The increase in net loss due to minority interest was $7,175 for the six months ended November 30, 2001 and a reduction of net loss of $1,311 for the quarter ended November 30, 2000. This results from the Keim Group Ltd. and MaxAmerica Home Warranty Company, combined, recording income in the current year period and losses in the prior year period.

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

The company has experienced recurring operating losses and has a working capital deficiency of $253,636 as of November 30, 2001. Effective August 31,2001, the company has disposed of Builders Realty (Calgary) Ltd., a wholly-owned subsidiary which had suffered recurring losses. In addition, management has initiated changes in operational procedures, reduced expenses and focused its efforts on its core business. Management believes that, it has developed a plan which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

FOREIGN FRANCHISEES. Foreign franchisees consist of the sale of a master franchise agreement to an individual in Germany. Payment for this agreement were scheduled to be made in 12 quarterly payments beginning in October 1999. Only partial payments have been received, however, and the company is now in negotiations with the obligor to restructure this obligation. Continued default of this agreement will deprive the Company of the anticipated payments, but is anticipated to have no adverse consequences to the operations of the Company, since it has no commitments of capital of other resources to its foreign franchisees. During the fiscal year ended 2001, the company sold master franchise agreements in Portugal and China.

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

                                        HOMELIFE, INC.
                                        (REGISTRANT)


Dated January 14, 2002                  /s/ Andrew Cimerman
                                        ----------------------------------------
                                        Andrew Cimerman,
                                        Chief Executive Officer and Director