Form 10QSB
period 2002-02-28
HOMELIFE INC
filed 2002-04-16
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

NEVADA                                                33-0680443
-------------------------------                       -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

        9475 Heil Avenue Suite D, Fountain Valley, CA     92708
        ---------------------------------------------     --------------
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

                                Yes [X]  No [ ]

       The issuer had 6,108,586 shares outstanding as of February 28, 2002

Transitional Small Business Disclosure Format (check one):

                                Yes [ ]  No [X]

                                 HOMELIFE, INC.

                                      INDEX
                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION                                               1.

Item 1. Financial Statements                                                 1.

        Consolidated Unaudited Balance Sheet as of February 28, 2002         1.

        Comparative Unaudited Consolidated Statements of Operations          3.
             for the three months ended February 28, 2002 and 2001

        Comparative Unaudited Consolidated Statements of Operations          4.
             for the nine months ended February 28, 2002 and 2001

        Comparative Unaudited Consolidated Statements of Cash Flows          5.
             for the three months ended February 28, 2002 and 2001

        Comparative Unaudited Consolidated Statements of Cash Flows          6.
             for the nine months ended February 28, 2002 and 2001

        Notes to Unaudited Consolidated Financial Statements                 7.

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation.                                            14.

PART II - OTHER INFORMATION                                                  17.

Item 1. Legal Proceedings.                                                   17.

Item 2. Changes in Securities and Use of Proceeds.                           17.

Item 3. Defaults Upon Senior Securities.                                     18.

Item 4. Submission of Matters to a Vote of Security Holders.                 18.

Item 5. Other Information.                                                   18.

Item 6. Exhibits and Reports of Form 8-K.                                    18.
        (a)  Exhibits
        (b)  Reports on Form 8-K

PART I - FINANCIAL INFORMATION

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET
AS OF FEBRUARY 28, 2002
(UNAUDITED)

ASSETS
Current Assets
         Cash                                                       $    119,688
         Marketable securities, at fair value                                900
         Accounts receivable                                              92,063
         Notes receivable                                                146,351
         Prepaid expenses and deposits                                    52,183
                                                                    ------------
                                                                         411,185

         Accounts Receivable - Long Term                                  25,800

         Property and Equipment                                          278,191

         Goodwill                                                        351,173

         Other Assets                                                    249,745
                                                                    ------------

                                                                    $  1,316,094
                                                                    ============

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF FEBRUARY 28, 2002
(UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY
         Current Liabilities

         Bank indebtedness                                         $     84,391
         Accounts payable                                               402,802
         Reserve for warranty                                            45,922
         Dividends payable                                                6,660
         Deferred revenue                                               170,218
                                                                   ------------
                                                                        709,993

         Deferred Revenue                                               113,478

         Minority Interest                                               41,362
                                                                   ------------
                                                                        864,833

         Stockholders' Equity

         Capital Stock                                                1,030,850

         Additional Paid in Capital                                   3,243,681

         Accumulated Other Comprehensive Gain/(Loss)                      4,715

         Accumulated Deficit                                         (3,827,985)
                                                                   ------------

                                                                        451,261
                                                                   ------------

                                                                   $  1,316,094
                                                                   ============

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
(UNAUDITED)
                                                      2002             2001
                                                  ------------     ------------
         REVENUE

         Royalty and franchise fees               $    157,289     $    197,402
         Warranty fees                                  38,521           33,751
         Mortgage financing fees                            --            4,681
         Real estate brokerage                              --          223,508
         Other income                                   26,352           90,320
                                                  -----------------------------
                                                       222,162          549,662

         DIRECT COSTS                                   39,111          221,899
                                                  -----------------------------

                                                       183,051          327,763
                                                  -----------------------------
         EXPENSES

         Salaries and fringe benefits                   85,028          132,570
         General and administrative                    112,749          119,534
         Occupancy                                      13,486           46,414
         Financial                                       4,048           15,741
         Amortization                                   36,155           33,643
                                                  -----------------------------

                                                       251,466          347,902
                                                  -----------------------------

         INCOME/(LOSS) BEFORE MINORITY INTEREST        (68,415)         (20,139)


         Minority interest                                 208           (1,014)
                                                  -----------------------------

         NET INCOME/(LOSS)                             (68,207)         (21,153)

         Preferred dividends                              (630)            (630)
                                                  -----------------------------

         NET INCOME/(LOSS) APPLICABLE TO COMMON
            SHARES                                     (68,837)         (21,783)
                                                  =============================

         BASIC AND FULLY DILUTED INCOME/
          (LOSS) PER COMMON SHARE                 $      (0.01)    $       0.00
                                                  =============================


         WEIGHTED-AVERAGE NUMBER OF                  6,108,586        4,940,155
          COMMON SHARES

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
(UNAUDITED)
                                                      2002             2001
                                                  ------------     ------------
         REVENUE

         Royalty and franchise fees               $    559,464     $    576,573
         Warranty fees                                 172,104          173,480
         Mortgage financing fees                        22,193           67,749
         Real estate brokerage                         411,776        1,281,413
         Other income                                  138,469          237,985
                                                  -----------------------------

                                                     1,304,006        2,337,200

         DIRECT COSTS                                  572,837        1,382,191
                                                  -----------------------------

                                                       731,169          955,009
                                                  -----------------------------
         EXPENSES

         Salaries and fringe benefits                  288,120          433,652
         General and administrative                    412,919          336,038
         Occupancy                                      61,970          138,660
         Financial                                      22,745           22,986
         Amortization                                  109,641           50,928
                                                  -----------------------------

                                                       895,395          982,264
                                                  -----------------------------

         INCOME/(LOSS) BEFORE GAIN ON DISPOSAL OF
           SUBSIDIARY ASSETS                          (164,226)         (27,255)

         Gain on Disposal of Subsidiary Assets          52,130               --
                                                  -----------------------------


         INCOME/(LOSS) BEFORE MINORITY INTEREST       (112,096)         (27,255)

         Minority interest                              (6,967)             297
                                                  -----------------------------

         NET INCOME/(LOSS)                            (119,063)         (26,958)

         Preferred dividends                            (1,890)          (1,890)
                                                  -----------------------------

         NET INCOME/(LOSS) APPLICABLE TO COMMON
            SHARES                                    (120,953)         (28,848)
                                                  =============================

         BASIC AND FULLY DILUTED INCOME/
          (LOSS) PER COMMON SHARE                 $      (0.02)    $      (0.01)
                                                  =============================


         WEIGHTED-AVERAGE NUMBER OF                  5,758,366        4,940,155
          COMMON SHARES

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
(UNAUDITED)

                                                                       2002             2001
                                                                   ------------     ------------
                                                                         $                $
CASH FLOWS FROM OPERATION ACTIVITIES
Net income/(loss)                                                       (68,837)         (21,783)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization                                            36,155           33,642
Minority interest                                                          (208)            (297)
Loss on trading securities                                                   --           13,000
Effect on foreign currency exchange rates                                    --             (611)
Gain on disposal of subsidiary assets                                        --               --
Stock based compensation                                                     --               --
Reserve for warranties                                                   (6,946)         (11,651)
Changes in assets and liabilities
(Increase) decrease in accounts and other receivable                     13,877          (34,301)
(Increase) decrease in notes receivable                                      --             (438)
(Increase) decrease in prepaid expenses                                      --            1,440
Increase (decrease) in accounts payable                                  10,372            8,542
Increase (decrease) in deferred revenue                                 (30,705)         (21,000)
                                                                   -----------------------------

Net cash provided by/(used in) operating activities                     (46,292)         (33,457)
                                                                   -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                          --           26,791
Purchases of intellectual assets                                             --           (4,554)
Proceeds from disposition of subsidiary assets                               --               --
                                                                   -----------------------------

Net cash provide by/(used in) investing activities                           --           22,237
                                                                   -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by (required for) bank indebtedness                          (818)         (25,000)
Cash provided by (required for)                                                          (90,944)
Cash required for dividends                                                 630              930
                                                                   -----------------------------


Net cash provided by/(used in) financing activities                        (188)        (115,014)
                                                                   -----------------------------

Effect of foreign currency exchange rates                                    --               --

NET INCREASE (DECREASE) IN CASH                                         (46,480)        (126,234)
Cash, beginning of period                                               166,168          290,674
                                                                   -----------------------------


CASH, END OF PERIOD                                                $    119,688     $    164,440
                                                                   =============================

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
(UNAUDITED)

                                                                       2002             2001
                                                                   ------------     ------------
                                                                         $                $
CASH FLOWS FROM OPERATION ACTIVITIES
Net income/(loss)                                                      (120,953)         (28,848)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization                                           109,641           50,928
Minority interest                                                         6,967           (1,796)
Loss on trading securities                                                4,350           13,000
Effect on foreign currency rates                                             --             (611)
Gain on disposal of subsidiary assets                                   (52,130)              --
Stock based compensation                                                 48,764               --
Reserve for warranties                                                    1,019          (17,247)
Changes in assets and liabilities
(Increase) decrease in accounts and other receivable                     17,036           (6,817)
(Increase) decrease in notes receivable                                    (845)         (15,660)
(Increase) decrease in prepaid expenses                                   5,404           (6,916)
Increase (decrease) in accounts payable                                   2,264          (29,897)
Increase (decrease) in deferred revenue                                 (77,115)         (45,697)
                                                                   -----------------------------

Net cash provided by/(used in) operating activities                     (55,598)         (89,561)
                                                                   -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                          --          (27,699)
Purchase of intellectual assets                                              --           (4,554)
Proceeds from disposition of subsidiary assets                           64,500               --
                                                                   -----------------------------

Net cash provide by/(used in) investing activities                       64,500          (32,253)
                                                                   -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by (repayment of) bank indebtedness                        34,161           36,000
Cash required for dividends                                               1,890            2,190
                                                                   -----------------------------

Net cash provided by/(used in) financing activities                      36,051           38,190
                                                                   -----------------------------

Effect of foreign currency exchange rates                                   854               --

NET INCREASE (DECREASE) IN CASH                                          45,807          (83,624)
Cash, beginning of period                                                73,881          248,064
                                                                   -----------------------------

CASH, END OF PERIOD                                                $    119,688     $    164,440
                                                                   =============================

                                 HOMELIFE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              UNAUDITED FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002

NOTE 1. BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at February 28, 2002 and results of operations for the nine months ended February 28, 2002 and 2001.

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

b)   Majority-owned subsidiaries

The Keim Group Ltd., and MaxAmerica Home Warranty Company - 93.33% and 82.72% respectively.

On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these financial statements include the financial results of the subsidiaries for the period ended February 28, 2002 and November 30, 2000.

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

(e)  Advertising Costs

Advertising costs represent prepaid preprinted advertising materials which have been amortized over three years. For the period ended February 28, 2002, there are no unamortized advertising costs.

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

(k)  Impairment

The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of February 28, 2002, management expects its long-lived assets to be fully recoverable.

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

NOTE 3. BANK INDEBTEDNESS

At February 28, 2002 the company had three available lines of credit under bank loan agreements. Two of the lines amounted to $80,000 combined and were unsecured operating credit lines bearing interest at the rate of 16% per annum. The corporate office in California held these lines. The third line of credit amounted to $32,500 (Canadian $50,000) and was held by the Calgary office. This operating credit facility bears interest at the bank's prime lending rate plus 2% per annum with interest payable monthly. A major shareholder of the company guarantees all three credit facilities.

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

As of February 28, 2002, options to various employees of the company to acquire 130,000 Common stock had been granted under the stock option plan with the following terms:

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

NOTE 5. PROMISSORY NOTE RECEIVABLE

On October 8, 1999, a promissory note receivable in the amount of $250,000 was exchanged for 100,000 shares of Pioneer Growth Corp. ("Pioneer"). The issuer of the promissory note has guaranteed the value of these Pioneer shares for $250,000 (the "guaranty"). Should the value of the Pioneer shares be less than $250,000 on the due date of the promissory note, October 8, 2000, the issuer of the note has the option to make up the difference in cash, or make up the difference with HomeLife Inc.'s common stock by providing one share of HomeLife, Inc's common stock for each dollar that is deficient.

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

On December 31, 2001, the Company agreed to extend the repayment date of the promissory note to January 31, 2002 with all of the same provisions as noted before. On January 31, 2002, the Company agreed to extend the repayment date of the promissory note to April 30, 2002.

NOTE 6. SEGMENTED INFORMATION

Segmented information has been provided for the company on the basis of different geographic areas and different services. The revenue for Canada is substantially all derived from real estate brokerage.

a)   Revenue by Geographic Area
                                                    2002            2001
                                               $              $
     United States of America                       892,230       1,055,787
     Canada                                         411,776       1,281,413
                                               ----------------------------

                                                  1,304,006       2,337,200
                                               ============================

b)   Net Income (Loss) by Geographic Area

     United States of America                      (104,968)        (29,451)
     Canada                                         (15,985)            603
                                               ----------------------------

                                                   (120,953)        (28,848)
                                               ============================

c)   Identifiable Assets by Geographic Area
                                                    2002            2001
                                               $              $
     United States of America                     1,316,094       1,893,690
     Canada                                              --         253,543
                                               ----------------------------

                                                  1,316,094       2,147,233
                                               ============================

d)   Amortization by Geographic Area

     United States of America                       109,641          49,184
     Canada                                              --           1,744
                                               ----------------------------

                                                    109,641          50,928
                                               ============================

d)   Revenue by industry

     Real Estate Franchise                          559,464         576,573
     Real Estate Brokerage                          411,776       1,281,413
     Mortgage Financing                              22,193          67,749
     Home Warranty                                  172,104         173,480
     Other                                          138,469         237,985
                                               ----------------------------
     Total                                        1,304,006       2,337,200
                                               ============================

e)   Net income (loss) by industry

     Real Estate Franchise                          (67,326)        (51,351)
     Real Estate Brokerage                          (15,985)            603
     Mortgage Financing                              (1,800)         (5,918)
     Home Warranty                                  (36,774)         25,777
     Other                                              932           2,341
                                               ----------------------------
     Total                                         (120,953)        (28,848)
                                               ============================

f)   Identifiable assets by industry

     Real Estate Franchise                        1,127,804       1,741,733
     Real Estate Brokerage                               --         253,543
     Mortgage Financing                              74,673          10,065
     Home Warranty                                  100,227         129,406
     Other                                           13,390          12,486
                                               ----------------------------
     Total                                        1,316,094       2,147,233
                                               ============================

                                                    2002            2001
                                               $              $
g)   Amortization by industry

     Real Estate Franchise                          108,506          48,049
     Real Estate Brokerage                               --           1,744
     Mortgage Financing                                  --              --
     Home Warranty                                    1,135           1,135
                                               ----------------------------
     Total                                          109,641          50,928
                                               ============================

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

THREE MONTHS ENDED  FEBRUARY 28, 2002  (UNAUDITED)  COMPARED TO THE THREE MONTHS
--------------------------------------------------------------------------------
ENDED FEBRUARY 28, 2001 (UNAUDITED).
------------------------------------

     REVENUES. The Company generated gross sales of $222,162 for the quarter ended February 28, 2002 compared to gross sales of $549,662 for the quarter ended February 28, 2001. Revenue by business segment is shown below:

                                       February 28, 2002      February 28, 2001
                                        Amount        %        Amount        %
                                      ----------    -----    ----------    -----
     Real estate brokerage                    --       --       223,508       41
     Royalty & franchise fees            157,289       71       197,402       36
     Mortgage financing                       --       --         4,681        1
     Home warranty sales                  38,521       17        33,751        6
     Other                                26,352       12        90,320       16
                                      ----------    -----    ----------    -----
     TOTAL                               222,162      100       549,662      100
                                      ==========    =====    ==========    =====

Since the business and assets of Builders Realty (Calgary) were sold effective August 31, 2001, there were no real estate brokerage fees recognized during the second quarter of fiscal year 2002.

Royalty fees & franchise fees combined decreased $40,113 for the three months ended February 28, 2002 compared to the three months ended February 28, 2001. This decrease results from the slow down in the United States economy as a direct result of the terrorist attacks of September 11, 2001.

There were no mortgage financing fees for the quarter ended February 28, 2002 compared to $4,681 for the same period in the prior year. The company did not have a sales representative for the mortgage financing during the third quarter but has hired one during the fourth quarter.

Home warranty sales were $4,770 higher in the third quarter of fiscal year 2002 compared to the third quarter of fiscal year 2001. This is a factor of the timing of the escrows closing.

     DIRECT COSTS. Direct costs for the current quarter were $39,111 compared to $221,899 for the same prior year quarter. This decrease corresponds to the sale of Builders Realty (Calgary) where the majority of direct costs were associated with the real estate brokerage sales.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $132,570 for the three months ended February 28, 2001 to $85,028 for the three months ended February 28, 2002. This decrease of $47,542 was primarily the result of three employees who were on payroll in the prior year but have since left the company and only one has been replaced.

     GENERAL AND ADMINISTRATIVE. General and administrative costs for the quarter ended February 28, 2002 were $112,749 versus $119,534 for the quarter ended February 28, 2001. This decrease of $6,785 results from a company wide cutback in expenditures, most significantly from the Michigan office.

     OCCUPANCY. The decrease in occupancy costs from third quarter fiscal year 2002 compared to third quarter fiscal year 2001 results from the Michigan and California corporate offices moving or reducing office space to reduce costs as well as the sale of Builders Realty (Calgary).

     FINANCIAL. Financial costs were higher for the quarter ended February 28, 2001, compared to the same period in the current fiscal year, due to an increase in the allowance for doubtful accounts during the prior period.

     AMORTIZATION. Amortization of intangibles was comparable for the three months ended February 28, 2002 and 2001.

     MINORITY INTEREST. The decrease in net loss due to minority interest was $208 for the quarter ended February 28, 2002 and an increase in net loss of $1,014 for the quarter ended February 28, 2001. This results from the Keim Group Ltd. and MaxAmerica Home Warranty Company, combined, recording income in the current year quarter and losses in the prior year quarter.

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

NINE MONTHS  ENDED  FEBRUARY  28, 2002  (UNAUDITED)  COMPARED TO THE NINE MONTHS
--------------------------------------------------------------------------------
ENDED FEBRUARY 28, 2001 (UNAUDITED).
------------------------------------

     REVENUES. The Company generated gross sales of $1,304,006 for the nine months ended February 28, 2002 compared to gross sales of $2,337,200 for the nine months ended February 28, 2001. Revenue by business segment is shown below:

                                 February 28, 2002     February 28, 2001
                                   Amount       %        Amount       %
                                 ---------    -----    ---------    -----
     Real estate brokerage         411,776       32    1,281,413       55
     Royalty & franchise fees      559,464       43      576,573       25
     Mortgage financing             22,193        2       67,749        3
     Home warranty sales           172,104       13      173,480        7
     Other                         138,469       10      237,985       10
                                 ---------    -----    ---------    -----
     TOTAL                       1,304,006      100    2,337,200      100
                                 =========    =====    =========    =====

Real estate brokerage commissions was $411,776 for the nine months ended February 28, 2002 compared to $1,281,413 for the nine months ended February 28, 2001. The difference results from the sale of Builders Realty (Calgary) which was effective August 31, 2001.

Royalty fees & franchise fees combined decreased $17,109 from $576,573 for the period ended February 28, 2001 to $559,464 for the period ended February 28, 2002. The decrease relates to the revenue associated with the master franchises sold during fiscal year 2001.

Mortgage financing fees were $22,193 for the three quarters ended February 28, 2002 compared to $67,749 for the same period in the prior year. The decrease is a result of timing the close of loans as well as the strong competition in this area, resulting in the average fee per loan to be lower in the current year. Additionally, no new loans were booked during the third quarter as a result of the company not having a sale representative in that area.

Home warranty sales were comparable for the two periods.

     DIRECT  COSTS.  Direct  costs for the current  nine  months  were  $572,837 compared to $1,382,191 for the same prior year nine months. This decrease corresponds to the sale of Builders Realty (Calgary) where the majority of direct costs were associated with the real estate brokerage sales.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $433,652 for the nine months ended February 28, 2001 to $288,120 for the nine months ended February 28, 2002. This decrease of $145,532 was primarily the result of three employees who were on payroll in the prior year but have since left the company and one has just recently been replaced.

     GENERAL AND ADMINISTRATIVE. General and administrative costs for the period ended February 28, 2001 were $336,038 versus $412,919 for the period ended February 28, 2002. This increase of $76,881 results from the timing of certain expenditures being paid in the second quarter of the current year.

     OCCUPANCY. The decrease of $76,690 in occupancy costs from the nine months ended February 28, 2002 compared to same period in the prior fiscal year results from the Michigan and California corporate offices moving or reducing office space to reduce costs in addition to the sale of Builders Realty (Calgary).

     FINANCIAL. Financial costs were comparable for the two periods.

     AMORTIZATION. Amortization of intangibles was $109,641 for the nine months ended February 28, 2002 compared to $50,928 for the nine months ended February 28, 2001. This increase between the periods results from the amortization being booked per quarter rather than as a year end adjustment.

     MINORITY INTEREST. The increase in net loss due to minority interest was $6,967 for the nine months ended February 28, 2002 and $297 for the nine months ended February 28, 2001. This results from the Keim Group Ltd. and MaxAmerica Home Warranty Company, combined, recording income in the current year & a net loss in the prior year period.

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

The company has experienced recurring operating losses and has a working capital deficiency of $298,808 as of February 28, 2002. Effective August 31, 2001, the company has disposed of Builders Realty (Calgary) Ltd., a wholly owned subsidiary which had suffered recurring losses. In addition, management has initiated changes in operational procedures, reduced expenses and focused its efforts on its core business. Management believes that, it has developed a plan which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

FOREIGN FRANCHISEES. Foreign franchisees consist of the sale of a master franchise agreement to an individual in Germany. Payments for this agreement were scheduled to be made in 12 quarterly payments beginning in October 1999. Only partial payments have been received, however, and the company is now in negotiations with the obligor to restructure this obligation. Continued default of this agreement will deprive the Company of the anticipated payments, but is anticipated to have no adverse consequences to the operations of the Company, since it has no commitments of capital of other resources to its foreign franchisees. During the fiscal year ended 2001, the company sold master franchise agreements in Portugal and China.

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

                                        HOMELIFE, INC.
                                        (REGISTRANT)




Dated April 14, 2002                    /s/ Andrew Cimerman
                                        -----------------------------------
                                        Andrew Cimerman,
                                        Chief Executive Officer and Director