Form 10KSB
period 2002-05-31
HOMELIFE INC
filed 2002-09-13
CIK 1024048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2002

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

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended May 31, 2002, were $1,572,870. As of May 31, 2002, Registrant had 6,108,586 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $273,392. This calculation is based upon the closing sales price of $0.09 per share on May 31, 2002.

Transitional Small Business Disclosure Format (check one).   Yes [ ]     No [X]

The following documents are incorporated herein by reference: Registration Statement on Form 10-SB, filed with the SEC on November 2, 1999 is incorporated in Part IV, Item 13(a).

                                TABLE OF CONTENTS

PART I                                                                      PAGE
------                                                                      ----

Item 1    Description of Business                                              1

Item 2    Description of Property                                              7

Item 3    Legal Proceedings                                                    7

Item 4    Submission of Matters to a Vote of Security Holders                  7

PART II
-------

Item 5    Market for Common Equity and Related Stockholder Matters             8

Item 6    Management's Discussion and Analysis                                 9

Item 7    Financial Statements                                                12

PART III
--------

Item 8    Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act                                                        13

Item 9    Executive Compensation                                              14

Item 10   Security Ownership of Certain Beneficial Owners and
          Management                                                          16

Item 11   Certain Relationships and Related Transactions                      16

PART IV
-------

Item 12   Exhibits and Reports on Form 8-K                                    18

Item 13   Certification                                                       19

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
-------   -----------------------

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

          2.   ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING

     Not Applicable.

          3. ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

     The Company's growth was largely attributable to business combinations and acquisitions. The Company was initially incorporated in 1995 for the purpose of merging with Management Dynamics, Inc. a publicly owned New Jersey corporation. Upon completing this merger, in November 1995, HomeLife purchased 100% of the issued and outstanding shares and partnership interests respectively of HomeLife Realty Services, Inc. and HomeLife Realty U.S. Limited Partnership (California) in exchange for common and preferred shares of the Company. At the time of this acquisition, the Company assumed contracts of the purchased entities to provide franchise services, as the franchisor, to approximately 60 real estate franchise offices.

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

     In November 1997, HomeLife incorporated MaxAmerica Financial Services, Inc. MaxAmerica Financial Services, Inc. provides mortgage-financing services to the Company's real estate customers. MaxAmerica Financial Services, Inc. acts as a mortgage brokerage while funding and processing the loans through Allstate Funding. MaxAmerica Financial Services, Inc. has an agreement with Allstate Funding to process and fund loans for MaxAmerica Financial Services, Inc. Allstate Funding is not affiliated with the Company.

     In February 1998, the Company acquired Builders Realty (Calgary) Ltd. Builders Realty (Calgary) is a two-office residential real estate company located in Calgary, Alberta, Canada. Builders Realty (Calgary) Ltd. changed its trade name to HomeLife Builders Realty and operates as a wholly owned subsidiary of HomeLife, Inc.

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

     In January 1999, the Company's Builders Realty (Calgary) Ltd. subsidiary purchased the assets and business of HomeLife Higher Standards, a real estate brokerage firm in Calgary, Alberta, Canada.

     In September 2001, the company sold certain assets of HomeLifeBuilders Realty (Calgary) Ltd., a wholly owned subsidiary, for $38,700.


     As a consequence of the foregoing, the company presently operates through the following:

     o    Wholly-Owned Subsidiaries - active
          ----------------------------------

     HomeLife Realty Services, Inc., MaxAmerica Financial Services, Inc., and HomeLife California Properties, Inc. (formerly named HomeLife Properties Inc.)


     o    Wholly Owned Subsidiaries - inactive
          ------------------------------------

     FamilyLife Realty Services, Inc., Red Carpet Broker Network, Inc., National Sellers Network, Inc., Aspen Benson & May LLC, HomeLife California Realty, Inc., and Builders Realty (Calgary) Ltd.


     o    Majority-Owned Subsidiaries
          ---------------------------

     The Keim Group Ltd. and MaxAmerica Home Warranty Company - 93.33% and 82.72% respectively.

B.   BUSINESS OF ISSUER

     The company offers consumer-oriented real estate brokerage and finance services through subsidiaries and franchises. It presently operates in nine states in the United States.

     1.   PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKET

          A.   SERVICES AND LOCATIONS

     The Company maintains its corporate office in Fountain Valley, California and maintains a regional office in Troy, Michigan. HomeLife operates through various subsidiaries and companies servicing its franchised trade names.

Through its subsidiary, HomeLife Realty Services, Inc., the Company, services approximately 40 real estate offices in the State of California. Through Red Carpet Keim, the Company services approximately 30 real estate offices in the State of Michigan and through its trade names, Red Carpet Real Estate Services, Network Real Estate and National Real Estate Services, services approximately 40 real estate offices in various states. In addition to the above, the Company offers the following real estate services through its various subsidiaries:

          o FRANCHISE SERVICES - Name recognition, advertising, training, and recruiting for franchise offices.

          o MORTGAGE FINANCING - through its subsidiary, MaxAmerica Financial Services, Inc.

          o RETAIL REAL ESTATE BROKERAGE SERVICES - The Company owns and operates a full service retail real estate brokerage through its subsidiary HomeLife California Properties Inc.

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

     Franchises are operated in Arizona, California, Florida, Illinois, Michigan, Nevada, South Carolina, Texas, and Wisconsin and comprise approximately 110 offices. The franchise relationship is governed by the franchise offering circular applicable to the state in which the franchisee operates and according to the terms and conditions of the "Participating Independent Broker Franchise Agreement". The terms of the franchise agreements vary depending upon the market in which the franchisee operates. From time to time, HomeLife offers incentive or bonus plans to attract new franchise members. These programs may directly or indirectly decrease initial franchise fees of those franchisees entitled to such bonuses or incentives.

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

          D.   RETAIL REAL ESTATE BROKERAGE SERVICES

     The company is engaged in providing real estate brokerage services to buyers and sellers of residential property through its subsidiary, HomeLife California Properties Inc. These operations are similar to those of franchisee, i.e. representing buyers and sellers in transactions, soliciting listings, providing comparison reports, preparing real estate purchase and sale agreements, marketing and advertising listed properties, assisting clients through the marketing, appraisal, inspection and closing process, and related services. The difference with HomeLife California Properties Inc. is that this is a company-owned operation, as opposed to a franchise.

          E.   HOME WARRANTY SERVICES

     The company offers home warranty coverage through its MaxAmerica Home Warranty Company. The seller of the home, for the benefit of the purchaser, typically purchases home warranty coverage. This coverage protects major appliances in the home for a period of up to one year from the date of purchase of the home. Repairs or replacements are contracted out to local repair companies.

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

     In addition to this proprietary system, the acquisition by the Company of companies with both recognizable trade names, such as Red Carpet, and existing franchise locations has enabled the company to gain immediate market share in its office locations.

     3.   STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

     None.

     4.   COMPETITION

     HomeLife faces competition from numerous companies, some of which are more established, benefit from greater market recognition, have greater financial and marketing resources, and a broader geographical base than the Company.

     The real estate franchise industry is large and composed of many other companies. Companies such as Century 21, Prudential, Caldwell Banker, ERA, and RE/Max, provide services similar to the services provided by HomeLife. Such competition may diminish the Company's market share or its ability to gain entry into certain markets, and may consequently have a material adverse effect on the Company.

     5.   SOURCES AND AVAILABILITY OF RAW MATERIALS


     The Company is not dependent on any raw materials. As a service business, it relies primarily on the efforts of its employees and agents to generate sales. All software, which comprises a material component of its services, is developed through various outside contractors.

     6.   DEPENDENCE ON ONE OR FEW MAJOR CUSTOMERS

     The company offers its services primarily to consumers in the various regional markets where it maintains a presence, i.e. individual homeowners, purchasers and buyers. As a consequence, its business activities are primarily transactional in nature and not dependent upon long-term relationships with customers. Further, as a retail-based business, its customer base is broad and diverse.

     7.   PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

     The Company owns more than 40 copyrights on unique marketing concepts, which include printed materials for buying and selling property, and point of sale and sales follow up techniques. The Company licenses exclusive rights, from Jerome's Magic World, Inc., to use its exclusively developed animated characters for its real estate service business for a period of eight years commencing October 30, 1995 and ending October 30, 2003 at a cost of $10,000 per year. Thereafter, the license is automatically renewable for additional eight year periods at the fair market value. These characters include Jerome the Gnome, Crok `N Roll, The Waz, King D Lish and Rock Head.

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

     HomeLife has developed its Community Marketing SuperSystem, a lead-generating, community-based marketing system that eliminates cold calling and door-knocking used by traditional realtors. The marketing system involves use of the fictional character "Jerome the Gnome" and an accompanying cash sweepstakes. Jerome is a child-friendly mascot, a "child magnet" who appeals to children. Real estate offices hire a person to wear a life size "Jerome the Gnome" costume to act as HomeLife's goodwill ambassador at shopping malls, and community events, such as business openings, in parks and plazas to promote the HomeLife name. The Jerome the Gnome character and accompanying sweepstakes encourages clients to complete cards listing personal information and real estate needs. The sweepstakes is an annual, national sweepstakes offering a cash prize. Through Jerome the Gnome, the Company attracts families, helping them identify their real estate needs, spreading goodwill and promoting HomeLife as the "Family Values Company". The system was developed over several years and test marketed successfully in 80 real estate offices in Southern California. Thousands of buyer and seller leads were generated for these affiliates, who in turn offer customers the opportunity to buy, sell, or re-finance their home or property.

     8.   NEED FOR GOVERNMENT APPROVAL

     The Company's franchise operations are subject to various state laws and regulations concerning the disclosure obligations of franchisors and other aspects of the relationship between franchisor and franchisee. In addition, all personnel who provide real estate brokerage and/or mortgage services are generally required to be licensed by the states in which such services are performed. Otherwise, no government approval is required for any of the Company's current operations.

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

     12.  EMPLOYEES

     As of the date of this registration statement, HomeLife employs 6 full-time employees. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company has approximately 110 franchise offices.

     13.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon the adoption of SFAS 142. Accordingly the company has adopted this standard for the current fiscal year.

     In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes both SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). This new rule is effective for fiscal years beginning after December 15, 2001. SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets to be "held and used." In addition, the statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or group of assets to be disposed of other than by sale be classified as" held and used" until they are disposed of, and establishes more restrictive criteria to classify an asset or group of assets to be "held for sale". SFAS 144 retains the basic provisions of

Opinion 30 on how to present discontinued operations in the statement of income but broadens that presentation to include a component of an entity (rather than a segment of a business). The adoption of SFAS 144 will not have a material impact on our operating results or financial position.

     In November 2001, the Emerging Issues Task Force ("EITF") released Issue No.01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product," which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) that is given to customers or resellers should be accounted for as a reduction of revenue unless the company receives a benefit that is identifiable and that can be reasonably estimated. The adoption of this standard would not have a material impact on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion N. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement 145 also amends Statement 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issued No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement requires recognition of a liability for a cost associated with exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company's financial position or results of operations.

ITEM 2 - PROPERTIES
-------------------

     The company leases a 2,000 square foot office in Fountain Valley, California. The lease term expires in June 2006. The company is obligated on a lease for its other premise located in Troy, Michigan, which expires in January 2003. Annual lease payments exclusive of property taxes and insurance for all locations through 2006 are $136,070.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

     The company is involved in a lawsuit with the sellers of Builders Realty (Calgary) Ltd. to reduce the purchase price paid for Builders Realty (Calgary) Ltd. The sellers of Builders Realty (Calgary) Ltd. have filed a counter lawsuit for $455,000 (Canadian $695,000). Should any expenditures be incurred for the resolution of the lawsuit, they will be charged to the operations of the year in which such expenditures are incurred.

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

     The following table sets forth the high and low bid prices for the Company's common stock for fiscal years 2001 and 2002 (ended May 31), by quarter. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:

     --------------------------------------------------------------
                      2001                   High            Low
     --------------------------------------------------------------
     Quarter ended
          August 31                          $ 0.20          $ 0.19
          November 30                        $ 0.19          $ 0.03
          February 28                        $ 0.25          $ 0.09
          May 31                             $ 0.12          $ 0.16
     --------------------------------------------------------------
                      2002
     --------------------------------------------------------------
     Quarter ended
          August 31                          $ 0.20          $ 0.10
          November 30                        $ 0.11          $ 0.05
          February 28                        $ 0.09          $ 0.05
          May 31                             $ 0.15          $ 0.06
     --------------------------------------------------------------

     B.   HOLDERS

     As of May 31, 2002, there were 1,006 holders of the Company's Common Stock, as reported by the Company's transfer agent.

     C.   DIVIDENDS

     The Company has not paid any dividends on its Common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future. The Company has accrued $2,000 in Preferred dividends on its Class AA Preferred stock for the period ended May 31, 2001 and has accrued $2,000 in Preferred dividends on its Class AA Preferred stock for the period ended May 31, 2002.

     D.   RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

     The Company has not sold any unregistered securities over the 12 month period ended May 31, 2002.

     Earlier sales of unregistered securities are disclosed in the Company's Form 10-SB.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

     The following is management's discussion and analysis of HomeLife's financial condition and results of operations for the fiscal years ended May 31, 2002 and 2001. Detailed information is contained in the financial statements included with this document. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The following table sets forth, for the periods indicated, selected financial information for the Company.

OVERVIEW

     HomeLife, Inc. is a real estate services provider including franchisor and licensor. HomeLife, Inc. utilizes both its proprietary "Super System" marketing system and its business combinations and acquisitions to fuel development as a fast growing real estate services company. The Company has experienced growth primarily through its acquisitions of and combinations with various other companies. This includes the acquisition in August 1996 of the Keim Group of Companies and MaxAmerica Home Warranty Company (Michigan) adding 60 real estate offices and a home warranty company in Michigan. In 1997, the Company purchased certain assets of S & S Acquisition Corp., providing the company with Red Carpet Real Estate Services and National Real Estate Services, adding 58 real estate offices. The acquisition of the real estate computer technology of House by Mouse and Virtual Assistant provided the Company with the ability to enhance its Internet communication services to its franchises. In July 1997, the Company acquired the licensing agreements, trademarks and franchise offices of Network Real Estate, Inc. This acquisition provided the Company with an additional 12 offices in Northern California and access to the "high-end" luxury division of "International Estates". In February 1998, the Company acquired Builders Realty (Calgary), Ltd., providing access to the Alberta, Canada market in both retail real estate and mortgage loans. Certain assets of Builders Realty (Calgary) were sold during the current fiscal year. On September 15, 1998, the Company purchased the stock of the investment banking firm of Aspen, Benson and May, LLC for Common stock.

     From time to time, the Company has entered into strategic alliances with various companies in order to explore the cross-marketing of their services to customers of the Company or its franchises. To date, these strategic alliances have not included any funding agreements or other liabilities on the part of the Company. Since the end of its fiscal year 2000, HomeLife has formed a strategic alliance with Allstate Funding. Allstate Funding provides loan processing and underwriting for MaxAmerica Financial Services, Inc., the real estate mortgage brokerage subsidiary of HomeLife.

     Management believes the growth fueled by these acquisitions and combinations will continue to fuel growth in 2003. However, certain key factors that are necessary in maintaining and exceeding the current growth rates are as follows:

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

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, selected financial information for the Company:

     ===========================================================================
                                               Year Ended            Year Ended
                                              May 31, 2002          May 31, 2001
                                                (audited)             (audited)
     ---------------------------------------------------------------------------
     Statement of Operations Data
          Revenue                             $ 1,572,870           $ 2,989,526
          Net Loss                            $  (219,216)          $  (717,936)
          Net Loss per share                  $      (.04)          $      (.13)
     ---------------------------------------------------------------------------
     Balance Sheet Data
          Current Assets                      $   172,826           $   419,424

          Total Property & Equipment, Net     $   259,058           $   337,407

          Total Assets                        $ 1,101,444           $ 1,616,555

          Total Current Liabilities           $   609,693           $   721,952

          Accumulated Deficit                 $(4,176,248)          $(3,707,032)

          Total Stockholder's Equity          $   347,048           $   522,596
     ===========================================================================

FISCAL YEAR ENDED MAY 31, 2002 (AUDITED) COMPARED TO FISCAL YEAR ENDED MAY 31, 2001 (AUDITED)

     REVENUES. The Company generated gross sales of $1,572,870 for the fiscal year ended May 31, 2002 compared to gross sales of $2,989,526 for the fiscal year ended May 31, 2001. Revenue by business segment is shown below:

                                  For the year ended      For the year ended
                                  May 31, 2002            May 31, 2001

                                    Amount       %          Amount        %
                                    ------     -----        ------      -----
         Real estate brokerage    $  411,776    26.2      $1,655,207     55.4
         Royalty fees                599,152    38.1         622,285     20.8
         Franchise fees               93,142     5.9         136,076      4.6
         Mortgage financing           23,693     1.5          81,356      2.7
         Home warranty sales         219,873    14.0         252,918      8.4
         Other                       225,234    14.3         241,684      8.1
                                  ----------   -----      ----------    -----
         TOTAL                    $1,572,870   100.0      $2,989,526    100.0

The largest decrease in revenue from fiscal year 2001 was from real estate brokerage. The Company sold certain assets of Builders Realty (Calgary) at the end of the first quarter. The remaining product lines and decrease in revenues from the prior year was a direct result of the terrorist attacks of September 11, 2001 and its adverse affect on the US economy. The real estate industry showed a slow down for three months following the attacks.

Royalty fees decreased from $622,285 in fiscal year 2001 to $599,152 for fiscal year 2002. This decrease of 4% relates to fewer franchise offices in the current year. The current year total number of franchise offices was 110 offices compared to 123 offices in the prior year. The loss of offices was a direct result of the slow down in economy after the terrorist attacks.

Franchise fees were $93,142 and $136,076 for the fiscal years ended May 31, 2002 and 2001, respectively. The decrease in franchise fees of $42,934 from the prior year relates to the fewer franchise sales in the current year. Additionally, there were no sales of master franchise agreements during the current fiscal year whereas in the prior year, there were sales of master franchise agreements in Portugal and China.

Revenue from mortgage financing was $23,693 for the year ended May 31, 2002 compared to $81,356 for the year ended May 31, 2001. For the Company, the terrorist attacks had a significant impact on the mortgage financing business. Very few loans have been written since the attacks due to the slow down in the economy for the period following the attacks. Due to the reduction in company employees and overall cost cutting efforts, the company has not had a dedicated person to work on the loans for the majority of the current fiscal year.

Home warranty sales were $219,873 and $252,918 for the fiscal years ended May 31, 2002 and 2001, respectively. The number of warranty contracts sold in the current year was 621 as compared to 561 in fiscal year 2001. During the three months following the terrorist attacks, when the real estate market was at a stand-still, consumers were not purchasing homes or home warranties. Once the market started picking up again, the company sold more contracts but at a discounted rate. Although the number of contracts sold was higher during the current year, the average cost per contract was lower in the prior year.

     DIRECT  COSTS.  Direct  costs for the year ended May 31, 2002 was  $631,789 compared to $1,788,835 for the year ended May 31, 2001. Consistent with the decrease in revenues mainly attributable to the sale of certain assets of Builders Realty (Calgary), the direct costs are lower in the current year due to lower sales commissions associated with this revenue.

     GROSS PROFIT PERCENTAGE. Gross profit percentage increased from 40% for the year ended May 31, 2001 to 60% for the year ended May 31, 2002. This increase is primarily due to lower real estate commissions earned and paid to brokers and agents in fiscal year 2002, as a result of the sale of certain assets of Builders Realty (Calgary). Lower commissions were earned in the current year due to the decrease in real estate brokerage sales. The remaining product lines have higher margins than the brokerage income.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased $232,769, from $571,357 for the fiscal year ended May 31, 2001, to $338,588 for the fiscal year ended May 31, 2002. The decrease in salaries expense relates to the reduction in full time employees from 10 in the prior year to 6 in the current year. Half of the reduction in employees relates to the sale of certain assets of Builders Realty (Calgary). The other reduction relates to a management employee in the Michigan regional office and an administrative employee in the California office.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased to $477,989 for the year ended May 31, 2002 from $705,340 for the year ended May 31, 2001. The decrease was primarily due to the sale of certain assets of Builders Realty (Calgary) in addition to a company wide monitoring of expenses.

     OCCUPANCY COSTS. Occupancy costs decreased $111,122 from fiscal year 2001. This decrease results from three factors. The first thing that helped reduce occupancy costs was the sale of certain assets of Builders Realty (Calgary) whereby the new owners are now obligated on the monthly lease. The company also reduced occupancy costs by the move of the California office from Newport Beach to Fountain Valley and the reduction in office space for the regional office in Michigan.

     FINANCIAL. Financial costs for the year ended May 31, 2001 was $25,482 compared to $97,426 for the year ended May 31, 2002. The increase in the current year relates to an increase in allowance for doubtful accounts.

     DEPRECIATION. Depreciation of fixed assets was comparable for the two periods.

     WRITEDOWN OF GOODWILL. In the prior fiscal year, the company wrote down the goodwill associated with Builders Realty (Calgary). The sale of certain assets of Builders occurred in the first quarter of the current fiscal year.

     IMPAIRMENT LOSS. During the current fiscal year, the Company received a franchise right in lieu of payment of a note receivable from a franchisee. An impairment loss of $79,500 was recognized during the current fiscal year.

     AMORTIZATION. Amortization of intangibles for the years ended May 31, 2002 and 2001 was $51,852 and $81,053, respectively. The decrease in amortization expense from the prior year is due to the adoption of FASB 142 and change in estimate during the current fiscal year.

     MINORITY INTEREST. The minority interest expense in the current year of $2,712 resulted from the combined net income from Keim and MaxAmerica Home Warranty during the respective years.

     PREFERRED DIVIDENDS. Preferred Dividends were $2,000 in the year ended May 31, 2002 and 2001. There were no conversions of preferred stock into common stock during the current fiscal year.

     LIQUIDITY AND CAPITAL RESOURCES. The Company has 3,750 shares of Voice Mobility Inc. as a marketable security, and lines of credit with three banks in the amounts of CDN$50,000 and $80,000. The capital requirements of the Company are for operating expenses and to service and use of its lines of credit. The Company has recorded a loss on its marketable security as the share price has declined in the public market from the purchase share price. The Company has recorded significant operating losses in the prior two years. These losses are primarily due to amortization and depreciation and impairment of franchise rights purchased. The company does not have any derivative instruments or hedging activities therefore, the company believes that SFAS No. 133 will have no material impact on the company's financial statements or notes thereto.

The company has experienced recurring operating losses and has a working capital deficiency of $436,867 as of May 31, 2002. During the current fiscal year, the company disposed of certain assets of Builders Realty (Calgary) Ltd., a wholly-owned subsidiary that had suffered recurring losses. In addition, management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

     FOREIGN FRANCHISEES. Foreign franchisees consist of the sale of a master franchise agreement to an individual in Germany. Payments for this agreement were scheduled to be made in 12 quarterly payments beginning in October 1999. Only partial payments have been received, however, and the company is now in negotiations with the obligor to restructure this obligation. Continued default of this agreement will deprive the Company of the anticipated payments, but is anticipated to have no adverse consequences to the operations of the Company, since it has no commitments of capital of other resources to its foreign franchisees. During the prior fiscal year, the company sold master franchise agreements in Portugal and China. During the current fiscal year, the company has received payments on the master franchise agreements in Portugal and China.

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
--------------------------------------

     The directors and officers of the company are as follows:

NAME                           AGE         POSITION
----                           ---         --------

Andrew Cimerman                54          President and Director

Terry A. Lyles, Ph.D.          43          Director

F. Bryson Farrill              74          Director

Charles Goodson                47          Vice President

Marie May                      35          Chief Financial Officer,
                                           Secretary and Director

ANDREW CIMERMAN, 54, PRESIDENT AND DIRECTOR, has held the positions of Director and President since April 1996. For 7 years prior thereto, he was the founder and majority shareholder of HomeLife Securities, Inc. and its wholly owned subsidiary HomeLife Realty Services, Inc. Mr. Cimerman is the founder, President and majority shareholder of: Simcoe Fox Developments, Ltd., a private development company located in Toronto, Ontario, Canada; HomeLife Cimerman Real Estate Ltd., a Toronto based real estate company; Jerome's Magic World, Inc., the owner of certain animated characters; and, majority shareholder and President of Realty World America, Inc. Mr. Cimerman owns HomeLife Realty Services Inc., a Canadian affiliate which operates a real estate franchise company in Canada. HomeLife Securities is a separate company from HomeLife, Inc. and HomeLife Securities licenses certain "HomeLife" trademarks and service marks to HomeLife, Inc. Mr. Cimerman brings over 30 years of real estate service experience to the company, and is a strong and committed leader focused on the growth and success of the company.

TERRY A. LYLES, PH.D, 43, DIRECTOR joined the company as a director in August 1997. Dr. Lyles is a national and international speaker and trainer to professional athletes, Fortune 500 Companies, schools, universities and public audiences. Dr. Lyles' program is to reach people around the world with the message of "balance and excellence." For the past 16 years, Dr. Lyles has traveled across the United States and around the world conveying this profound message of "Life Accountability" and "A Better You." Dr. Lyles has conducted a weekly radio program "A Better You" since May 1, 1994, which is currently heard by over 1 million people in 65 nations. Dr. Lyles holds a Ph.D degree in Psychology from Wayne State University in Detroit, Michigan.

F. BRYSON FARRILL, 74, DIRECTOR joined the company as a director in February 1997. Mr. Farrill has been in the securities industry for the past 34 years. Mr. Farrill has held various senior positions, including that of President and Chairman of McLeod, Young, Weir International, an investment dealer in Toronto, Canada. He was also the Chairman of Scotia McLeod (USA) Inc. for eleven years. Mr. Farrill's broad experience is not only utilized in the United States and Canada but has served to direct the expansion of McLeod, Young, Weir Ltd. into Europe and Asia through an extensive network of branch offices.

CHARLES GOODSON, 47, VICE PRESIDENT has been employed by the company, or its subsidiary companies since March 1992. Mr. Goodson had 16 years of commercial banking experience prior to joining HomeLife Realty Services. He is a licensed realtor. Mr. Goodson earned his B.S. degree in Business Administration from California State University, Northridge.

MARIE M. MAY, 35, CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR has been with the company since July 2000. Ms. May has 13 years experience in finance & accounting mainly related to small emerging businesses. Prior to joining HomeLife Ms. May was Chief Financial Officer for Medical Data International, Inc, a provider of healthcare business information. Ms. May is a certified public accountant and received her B.S. degree in Accounting from Pepperdine University in 1989.

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

ITEM 9-EXECUTIVE COMPENSATION.
------------------------------

     (A)  SUMMARY OF COMPENSATION

     The following officers of the Company receive the following annual cash salaries and other compensation:

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------------------
                              Annual Compensation                          Long Term Compensation
                              -------------------                          ----------------------
                                                                             Awards                       Payouts
                                                                             ------                       -------

                                                                 Other                                               All Other
Name                                                             Annual      Restricted                              Compensation
and                                                              Compen-     Stock          Options       LTIP
Principal Position            Year      Salary        Bonus      sation      Awards         SARs          Payouts
Andrew Cimerman,              2002    $   20,000        --         --            --            --            --            --
President, Director

Charles Goodson Vice          2002    $   84,000        --         --            --            --            --            --
President

Marie M. May, Chief           2002    $   24,000        --         --            --            --            --            --
Financial Officer,
Director, Secretary

F. Bryson Farrill,            2002          *(1)        --         --            --            --            --            --
Director

Terry A. Lyles,               2002          *(1)        --         --            --            --            --            --
Director

All Officers and              2002    $  128,000        --         --            --            --            --            --
Directors as a group
---------------------------------------------------------------------------------------------------------------------------------

                      ------------------------------------

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

     The following table describes the above options:

------------------------------------------------------------------------------------------------------------------------
                                   SHARES        VALUE          NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
NAME                            ACQUIRED ON     REALIZED     OPTIONS/SARS OF FY-END (#)     IN-THE-MONEY OPTIONS/SARS OF
                                EXERCISE (#)      ($)         EXERCISABLE/UNEXERCISABLE              FY-END ($)
                                                                                             EXERCISABLE/UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------
F. Bryson Farrill, Director     50,000             0                   50,000                          $3.00
------------------------------------------------------------------------------------------------------------------------
Terry Lyles, Ph.D., Director    50,000             0                   50,000                          $3.00
------------------------------------------------------------------------------------------------------------------------
Gabrielle Jeans, Former         30,000             0                   30,000                          $5.00
employee
------------------------------------------------------------------------------------------------------------------------
Total                           130,000            0                   130,000                           --
------------------------------------------------------------------------------------------------------------------------

     (D)  LONG TERM INCENTIVE PLAN (LTIP)

     None.

     (E)  COMPENSATION OF DIRECTORS

     There was no compensation of directors during the current or prior fiscal years.

     (F)  EMPLOYMENT AGREEMENTS

     On October 25, 1995 the Company entered in an employment agreement with Andrew Cimerman. The agreement is for a five year term, with an option to renew it for another five years. The agreement was renewed during the prior fiscal year. Mr. Cimerman's duties under the agreement include performing all those executive and managerial duties that are necessary for running and directing the Company's operations.

     (G)  REPORT ON RE-PRICING OF STOCK OPTIONS/SARS

     Over the last fiscal year, the Company has not re-priced any of its previously granted stock options/SARs.

ITEM 10 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of May 31, 2002: (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group.

                                          AMOUNT AND NATURE OF       PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER       BENEFICIAL OWNER(1)       OF CLASS

Andrew Cimerman(2)                            2,949,894(3)             48%
Marie M. May(2)                                  60,000(1)              1%
Charles Goodson(2)                                    0                 0%
F. Bryson Farrill(2)                             60,000(4)              1%
Terry Lyles(2)                                   60,000(4)              1%

All Officers and Directors as a group         3,129,894                51%

--------------------

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

ITEM 11-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

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

                                     PART IV

ITEM 12 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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

ITEM 13-CERTIFICATION
---------------------


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the filing of HomeLife Inc.'s (the "Company") Annual Report on Form 10-K for the period ending May 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Cimerman, the President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Andrew Cimerman
                                        ---------------------------
                                        Andrew Cimerman
                                        President and
                                        Chief Executive Officer
Date:  September 11, 2002


               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the filing of HomeLife Inc.'s (the "Company") Annual Report on Form 10-K for the period ending May 31, 2002, with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marie M. May, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Marie M. May
                                        --------------------------
                                        Marie M. May
                                        Chief Financial Officer
Date:  September 11, 2002

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     HOMELIFE, INC.
     --------------
     Registrant

     By:  /s/ Andrew Cimerman                 Date:  September 11 , 2002
          -----------------------------              ------------------------
          Chief Executive Officer,
          President, Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     By:  /s/ Andrew Cimerman                 Date:  September 11, 2002
          -----------------------------              ------------------------
          Chief Executive Officer,
          President, Director

                                 HOMELIFE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       AS OF MAY 31, 2002 AND MAY 31, 2001

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                       (AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                 HOMELIFE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       AS OF MAY 31, 2002 AND MAY 31, 2001

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

SCHWARTZ LEVITSKY FELDMAN LLP
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of HomeLife, Inc.


We have audited the accompanying consolidated balance sheets of HomeLife, Inc. (incorporated in Nevada) as of May 31, 2002 and 2001 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended May 31, 2002 and 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeLife, Inc. as of May 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles in the United States of America.


Toronto, Ontario
August 1, 2002                                    Chartered Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:  416 785 5353
Fax:  416 785 5663

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
                                                         2002            2001

                                                           $               $
                                     ASSETS
CURRENT ASSETS

    Cash                                                 113,475          73,881
    Marketable securities, at fair value                     900           5,250
    Accounts receivable (note 4)                          23,802         137,199
    Notes receivable (note 5)                                 --         145,506
    Prepaid expenses and deposits (note 6)                34,649          57,588
                                                    ----------------------------

                                                         172,826         419,424

PROPERTY AND EQUIPMENT (note 7)                          259,058         337,407

GOODWILL (note 8)                                        359,167         359,167

OTHER ASSETS (note 9)                                    250,393         302,245

PURCHASED FRANCHISE RIGHTS (note 10)                      60,000              --

CASH HELD IN TRUST (note 11)                                  --         198,312
                                                    ----------------------------

                                                       1,101,444       1,616,555
                                                    ============================

APPROVED ON BEHALF OF THE BOARD

---------------------- Director

---------------------- Director

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
                                                         2002            2001

                                                           $               $
                                   LIABILITIES
CURRENT LIABILITIES

Bank indebtedness (note 12)                             83,077           50,230
Accounts payable (note 13)                             329,092          400,538
Reserve for warranty                                    54,589           44,903
Dividends payable                                        6,770            4,770
Deferred revenue                                       136,165          221,511
                                                  -----------------------------

                                                       609,693          721,952

DEFERRED REVENUE                                       113,020          139,300

TRUST LIABILITY (note 11)                                   --          198,312

MINORITY INTEREST                                       31,683           34,395
                                                  -----------------------------

                                                       754,396        1,093,959


STOCKHOLDERS' EQUITY

CAPITAL STOCK (note 14)                              1,031,109        1,030,205

ADDITIONAL PAID IN CAPITAL (note 14)                 3,487,472        3,195,562

ACCUMULATED OTHER COMPREHENSIVE
     INCOME (note 17)                                    4,715            3,861

DEFICIT                                             (4,176,248)      (3,707,032)
                                                  -----------------------------

                                                       347,048          522,596
                                                  -----------------------------

                                                     1,101,444        1,616,555
                                                  =============================

The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
                                                        2002             2001

                                                          $                $
REVENUE

     Royalty and franchise fees                        692,294          758,361
     Warranty fees                                     219,873          252,918
     Mortgage financing fees                            23,693           81,356
     Real estate brokerage                             411,776        1,655,207
     Other income                                      225,234          241,684
                                                  -----------------------------

                                                     1,572,870        2,989,526

DIRECT COSTS                                           631,789        1,788,835
                                                  -----------------------------

                                                       941,081        1,200,691
                                                  -----------------------------
EXPENSES

     Salaries and fringe benefits                      338,588          571,357
     General and administrative                        477,989          705,340
     Occupancy                                          73,703          184,825
     Financial                                          97,426           25,482
     Depreciation                                       68,281           72,234
     Write down of goodwill                                 --          273,857
     Impairment loss on purchased franchise rights      79,500               --
     Amortization                                       51,852           81,053
                                                  -----------------------------

                                                     1,187,339        1,914,148
                                                  -----------------------------

LOSS BEFORE GAIN ON DISPOSAL OF SUBSIDIARY            (246,258)        (713,457)

GAIN ON DISPOSAL OF SUBSIDIARY (note 2c)                26,330               --
                                                  -----------------------------

LOSS BEFORE MINORITY INTEREST                         (219,928)        (713,457)

     Minority interest                                   2,712           (2,479)
                                                  -----------------------------

NET LOSS                                              (217,216)        (715,936)

Preferred dividends                                     (2,000)          (2,000)
                                                  -----------------------------

NET LOSS APPLICABLE TO COMMON
   SHARES                                             (219,216)        (717,936)
                                                  =============================

BASIC AND FULLY DILUTED LOSS
   PER COMMON SHARE                                      (0.04)           (0.13)
                                                  =============================

WEIGHTED-AVERAGE NUMBER
     OF COMMON SHARES                                5,834,887        5,429,872
                                                  =============================

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                                   2002             2001

                                                                     $                $
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    (217,216)        (715,936)
     Adjustments to reconcile net loss to net cash
       provided by (used in) used in operating activities
     Depreciation                                                  68,281           72,234
     Amortization                                                  51,852           81,053
     Write down of goodwill                                            --          273,857
     Impairment loss on purchased franchise rights                 79,500               --
     Minority interest                                             (2,712)           2,479
     Provision for note receivable                                     --           30,000
     Loss on trading securities                                     4,350           15,375
     Loss on disposal of property and equipment                        --           15,678
     Gain on disposal of subsidiary assets                        (26,330)              --
     Shares issued for services                                    34,250            6,834
     Warrants issued for services                                   8,564               --
     Changes in reserve for warranty                                9,686          (13,558)
     Changes in accounts receivable                               111,095          (20,499)
     Changes in notes receivable                                    6,006              494
     Changes in prepaid expenses                                   22,939           (6,950)
     Changes in accounts payable                                  (71,446)          53,941
     Changes in deferred revenue                                 (111,626)           4,543
                                                             -----------------------------
                                                                  (32,807)        (200,455)
                                                             -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                               --          (10,832)
     Proceeds from sale of subsidiary assets                       38,700               --
                                                             -----------------------------
                                                                   38,700          (10,832)
                                                             -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Cash provided by bank indebtedness                            32,847           36,230
     Cash required for dividends                                       --           (1,000)
                                                             -----------------------------
                                                                   32,847           35,230
                                                             -----------------------------
EFFECT OF FOREIGN CURRENCY
     EXCHANGE RATE CHANGES                                            854            1,874
                                                             -----------------------------

NET INCREASE (DECREASE) IN CASH                                    39,594         (174,183)
     Cash, beginning of year                                       73,881          248,064
                                                             -----------------------------
CASH, END OF YEAR                                                 113,475           73,881
                                                             -----------------------------

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION
     Interest paid                                                 13,887           10,700
                                                             =============================

     Income taxes paid                                                 --           16,000
                                                             =============================

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                                                                                         Accumulated
                                                          Class A              Class AA                                        Other
                                  Common Stock     Preference Stock - 6% Preferred Stock - 8%   Paid in   Accumulated  Comprehensive
                                Shares      Amount   Shares    Amount     Shares     Amount     Capital     Deficit           Income
                                               $                  $                     $          $            $             $

BALANCE, MAY 31, 2000          5,637,358     5,129   10,000   1,000,000       63     31,500   3,182,304    (2,989,096)       277

Issuance (cancellation) of
  common stock (note 14)        (195,000)       55       --          --       --         --       6,779            --         --
Conversion of preferred
  stock to Common stock
  (note 14)                       21,228        21       --          --      (13)    (6,500)      6,479            --         --
Foreign currency translation          --        --       --          --       --         --          --            --      3,584
Net loss applicable to
  common shares                       --        --       --          --       --         --          --      (717,936)        --
                               -------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 2001          5,463,586     5,205   10,000   1,000,000       50     25,000   3,195,562    (3,707,032)     3,861

Issuance of Common
  stock (note 14)                645,000       645       --          --       --         --      42,169            --         --
Write off of subscription
  receivable (note 14)                --       259       --          --       --         --     249,741      (250,000)        --
Foreign currency
  translation                         --        --       --          --       --         --          --            --        854
Net loss applicable to
  common shares                       --        --       --          --       --         --          --      (219,216)        --
                               -------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 2002          6,108,586     6,109   10,000   1,000,000       50     25,000   3,487,472    (4,176,248)     4,715
                               =================================================================================================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


1.   MANAGEMENT'S PLANS AND FUTURE OPERATIONS

As at May 31, 2002, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, negative cash flow from operations and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

     1. During the year, the company closed the operations of an unprofitable subsidiary, HomeLife Builders Realty (Calgary) Ltd, and sold certain assets.
     2. During the year, certain cost cutting measures were implemented to significantly reduce office rental costs, payroll expenses and certain SEC filing costs in the Michigan and California offices.
     3. During the year, the company settled certain lawsuits regarding Network and International Estates which will further reduce legal fees and management involvement.
     4.   The company is currently focusing on:
          -    the core business of franchising,
          -    the home warranty business,
          - attempting to raise additional funding through private and public offering,
          -    investigating and pursing potential mergers/acquisitions.

     The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary in the event that the Company is unable to continue as a going concern.


2.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

     These consolidated financial statements consolidate, using the purchase method, the accounts of the company and its subsidiaries listed below:

     a)   Wholly-owned subsidiaries

          HomeLife Realty Services, Inc., FamilyLife Realty Services, Inc., MaxAmerica Financial Services, Inc., Red Carpet Broker Network, Inc., National Sellers Network, Inc., HomeLife Builders Realty (Calgary) Ltd, (certain of this subsidiary's assets were sold on August 31, 2001. [note 2c]) Aspen Benson & May Investment Bankers LLC., HomeLife California Realty, Inc. and HomeLife California Properties Inc. (formerly known as HomeLife Properties, Inc.)

     b)   Majority-owned subsidiaries

          The Keim Group Ltd. ("Keim") and MaxAmerica Home Warranty Company ("MaxAmerica") - 93.33% and 82.72% respectively.

          On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these consolidated financial statements include the financial results of the subsidiaries to May 31, 2002 and 2001.

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


2.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION (cont'd)

     c) Business acquisitions by the company since June 1, 1997 were as follows:

          i)   Effective  on August 20,  1997,  the  company  acquired  the real estate operations, including the licencing agreements and trademarks, of Network Real Estate, Inc., a real estate broker, for $100,000 as follows:

               Cash                                                $     10,000
               Note payable, 8%, due October 25, 1997                    10,000
               160 Class AA convertible, redeemable Preferred
                 shares of the company carrying 8% cumulative
                 dividend; convertible after 12 months from
                 date of issue (note 14)                                 80,000
                                                                   ------------
                                                                        100,000

               Less:  146,667 Common shares submitted for
               cancellation on October 1, 1999 totaling
               $58,667.  Accordingly trademarks recorded
               were reduced by $58,667 (note 14 and 16)                 (58,667)
                                                                   ------------
                                                                   $     41,333
                                                                   ============

The company had the option of buying back the Class AA Preferred shares at $5 per share prior to August 20, 1998 but did not exercise the option.

The assets acquired were recorded as trademarks and will be amortized over 10 years on a straight-line basis.

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


2.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION (cont'd)

     c) Business acquisitions by the company since June 1, 1997 were as follows:

          ii) On February 27, 1998, the company acquired all issued shares of Builders Realty (Calgary) Ltd., a Canadian real estate broker, for $316,080 as follows:

               Cash                                                $    158,040
               36,000 Common shares of the company                      158,040
                                                                   ------------
                                                                   $    316,080
                                                                   ============

               The  company  agreed  to  issue   additional   common  shares  to
               stockholders should the market price per common share be less than $5 after 12 months from date of issue, so that the market value of total common shares issued for this acquisition would be $158,040. (see notes 14 and 16)

               The assets acquired were recorded as follows:

               Net tangible current assets                         $     25,900
               Goodwill                                                 290,180
                                                                   ------------
                                                                   $    316,080
                                                                   ============

               On May 31, 2001 the company had written off the goodwill related to its investment in Builders Realty (Calgary) Ltd.

               On August 31, 2001 the company sold certain assets of HomeLife Builders Realty (Calgary) Ltd., a wholly-owned subsidiary, for $38,700. The company has recorded $26,330 as a gain on the sale of the subsidiary's assets.

          iii) On September 15, 1998, the company purchased all the issued shares of an inactive holding company, Aspen Benson and May Investment Bankers LLC., for common stock in the amount of $77,500 to be issued in January 2000. At the time of purchase, Aspen Benson and May Investment Bankers LLC. had negligible assets and revenue.

               Effectively, the acquisition allowed the company to pay the vendor a salary of $77,500 from September 10, 1998 to December 31, 1999 by the issuance of the company's common stock.

               The company has recorded a salary expense of $45,000 in May 31, 1999 and $32,500 in May 31, 2001, with the corresponding liability satisfied by the issuance of common stock in January 2001.

               The number of common shares to be issued was based on the average month end stock price for the company for September 1998 to December 1999.

          iv) On January 20, 1999, Builders Realty (Calgary) Ltd. purchased the real estate brokerage business including licensing agreements and trademarks of HomeLife Higher Standards, a franchise owned by a party unrelated to the company, operating in Calgary, Alberta, Canada, for $42,061 cash in fourteen monthly instalments of $2,714 and a final payment of $4,065.

               The assets acquired were recorded as follows:

               Trademarks                                          $     42,061
                                                                   ============

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


2.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION (cont'd)

          v) During the fiscal year May 31, 1998, the company acquired, by cash of $5,000 in total, all issued shares of several newly incorporated companies. These new companies include MaxAmerica Financial Services, Inc. which will be originating real estate loans, HomeLife California Realty, Inc. which will be a full service real estate operation, HomeLife Properties, Inc. which will be a real estate holding company and Red Carpet Broker Network, Inc. and National Sellers Network, Inc., which will be licensing real estate brokerages.

     d) Business acquisitions by the company prior to June 1, 1997 were as follows:

          i)   Prior to June 1, 1997, the company acquired the following:

               The net assets of HomeLife U. S. Partnership, a real estate operation, for $1,000,000.

               All the issued shares of HomeLife Realty Services, Inc., a real estate operation, for $250,000.

               93.33% and 82.72% respectively of the issued common shares of The Keim Group, Ltd. and Guardian Home Warranty Company (subsequently re-named MaxAmerica Home Warranty Company), real estate and home warranty operations, for $766,250.

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

               The combined assets acquired were as follows:

               Current assets                                      $    162,000
               Note receivable                                          494,899
               Prepaid printed advertising materials                    320,000
               Property and equipment                                   369,696
               Goodwill                                                 409,142
               Trademarks and franchise rights                          661,513
                                                                   ------------
                                                                   $  2,417,250
                                                                   ============

               The combined consideration given was as follows:

               Cash                                                $    583,893
               10,000 Class A Preferred shares - par value of $100 1,000,000 2,616,662 Common shares -
                    - par value of $0.001
                    - paid in capital                                     2,617
               Warrant (note 14)                                        830,740
                                                                   ------------
                                                                   $  2,417,250
                                                                   ============

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

               The company owns and operates a full service retail real estate brokerage through its subsidiary, HomeLife California Properties Inc.


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

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

               Furniture and fixtures                              7 years
               Computer equipment and software                     7 years
               Leasehold improvements                              7 years
               Automobile                                          4 years

          viii) Goodwill

               During  the  year  ended  the  company   adopted  the   Financial
               Accounting   Standards  Board  issued   Statements  of  Financial
               Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company began applying the new accounting rules effective June 1, 2001. Consequently the company has changed its accounting policy of amortizing goodwill over 40 years to the amortization provisions of SFAS No. 142.


          ix)  Amortization of Other Assets

               Amortization of other assets is on a straight-line basis over their estimated useful lives as follows:

               Trademarks and franchise rights                    10 years

          x)   Long-Term Assets

               In accordance with the provisions of SFAS No. 121 Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be disposed of, the company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of May 31, 2002, management expects its long-lived assets to be fully recoverable.

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

          xiii) Stock-Based Compensation

               In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for consolidated financial statements for fiscal years beginning after December 15, 1995. The company has adopted the disclosure provisions of SFAS No. 123 for employee stock based compensation. Accordingly, compensation cost for stock option is measured as the excess, if any, of the quoted market price of the company's stock at the measurement date over the amount an employee must pay to acquire the stock. See note 14 (f) for a summary of the pro-forma EPS determined as if the company had applied FAS No. 123. The company's stock option plan prior to 1997 which vested immediately and therefore there are no expense amounts to be reflected in the current consolidated financial statements. The company will use the fair value approach for stock option plan granted to non-employees according to EITF 96-18. There were no stock options granted to non-employees in fiscal years 2002 and 2001.

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

          xv) Net Loss and Fully Diluted Net Loss Per Weighted Average Common Stock

               Net loss per common  stock is computed  by dividing  net loss for
               the  year  by  the  weighted   average  number  of  common  stock
               outstanding during the year.

               Fully diluted net loss per common stock is computed by dividing net loss for the year by the weighted average number of common stock outstanding during the year, assuming, except where the result would be anti-dilutive, that all convertible Preferred shares were converted, the contingent common stock were issued, the warrant was exercised and the stock options granted were exercised (note 14).

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

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          xvii) Recent Accounting Pronouncements (cont'd)

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

               In July 2001, the FASB issued SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.
               Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon the adoption of SFAS 142. See note 8 for the effect of the adoption of this standard.

               In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes both SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). This new rule is effective for fiscal years beginning after December 15, 2001. SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets to be "held and used." In addition, the statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or group of assets to be disposed of other than by sale be classified as" held and used" until they are disposed of, and establishes more restrictive criteria to classify an asset or group of assets to be "held for sale". SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the statement of income but broadens that presentation to include a component of an entity (rather than a segment of a business). The adoption of SFAS 144 will not have a material impact on our operating results or financial position.

               In November 2001, the Emerging Issues Task Force ("EITF") released Issue No.01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product," which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) that is given to customers or resellers should be accounted for as a reduction of revenue unless the company receives a benefit that is identifiable and that can be reasonably estimated. The adoption of this standard would not have a material impact on the Company's financial position, results of operations or cash flows.

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          xvii) Recent Accounting Pronouncements (cont'd)

               In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion N. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement 145 also amends Statement 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company's financial position or results of operations.

               In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issued No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement requires recognition of a liability for a cost associated with exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company's financial position or results of operations.

4.   ACCOUNTS RECEIVABLE
                                                      2002             2001

                                                        $                $

     Accounts receivable                              81,252          170,838
     Less:  Allowance for doubtful accounts          (57,450)         (33,639)
                                                  ---------------------------
     Accounts receivable, net                         23,802          137,199
                                                  ===========================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


5.   NOTES RECEIVABLE
                                                        2002          2001

                                                          $             $
     Note receivable from a franchisee arising
     from the sale of an existing franchise
     agreement. The note is unsecured and bears
     interest at a rate of 3% per year. The note
     is payable on demand. In 2002, the company
     received franchise rights in lieu of payment
     (note 10)                                               --       139,500

     Notes receivable from franchisees for
     franchise fees. These notes are unsecured,
     non-interest bearing and payable in
     installments over one year. In 2002 this was
     written off                                             --         6,006
                                                     ------------------------

                                                             --       145,506

     Less:  Current portion                                  --       145,506
                                                     ------------------------

                                                             --            --
                                                     ========================


6.   PREPAID EXPENSES AND DEPOSITS
                                                        2002          2001

                                                          $             $

     Promotional materials and supplies                  28,033        53,498
     Deposits                                             6,616         4,090
                                                     ------------------------

                                                         34,649        57,588
                                                     ========================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


7.   PROPERTY AND EQUIPMENT
                                                        2002          2001

                                                          $             $

     Furniture and fixtures                             230,759       301,560
     Computer equipment and software                    597,162       626,933
     Leasehold improvements                              13,734        31,642
     Automobile                                          19,865        19,865
                                                     ------------------------

     Cost                                               861,520       980,000
                                                     ========================

     Less: Accumulated depreciation

     Furniture and fixtures                             178,689       232,632
     Computer equipment and software                    399,628       375,627
     Leasehold improvements                               4,280        14,469
     Automobile                                          19,865        19,865
                                                     ------------------------

                                                        602,462       642,593
                                                     ========================

     Net book value                                     259,058       337,407
                                                     ========================

     Depreciation for the year amounted to $68,281 ($72,234 in 2001).

8.   GOODWILL

                                                        2002          2001

                                                          $             $

           Cost                                         393,617       393,617
           Less:  Accumulated amortization               34,450        34,450
                                                     ------------------------

                                                        359,167       359,167
                                                     ========================

     Amortization for the year amounted to $nil ($10,768 in 2001).

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


8.   GOODWILL (cont'd)

     Effective May 31, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These statements require the Company to evaluate the carrying value of goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in writedowns that could adversely affect the Company's earnings.

     In accordance with the requirements of SFAS No. 142, the company has not amortized goodwill for the year ended May 31, 2002. For the year ended May 31, 2001, the company had recorded amortization of goodwill of $10,768. The adjusted net loss before preferred dividends for the year ended May 31, 2001 without amortization of goodwill would have been $705,168. The adjusted net loss after preferred dividends for the year ended May 31, 2001 without amortization of goodwill would have been $707,168. The adjusted loss per share before preferred dividends for the year ended May 31, 2001 without amortization of goodwill would have been $0.13. The adjusted loss per share after preferred dividends for the year ended May 31, 2001 without amortization of goodwill would have been $0.13.


9.   OTHER ASSETS
                                                        2002          2001

                                                          $             $

     Trademarks and franchise rights                    200,000       200,000
     Franchise software                                 502,846       502,846
                                                     ------------------------

     Cost                                               702,846       702,846
                                                     ------------------------
     Less: Accumulated amortization:
           Trademarks and franchise rights              122,549       114,171
            Franchise software                          329,904       286,430
                                                     ------------------------

                                                        452,453       400,601
                                                     ------------------------

     Net book value                                     250,393       302,245
                                                     ========================

     Amortization for the year amounted to $51,852 ($70,385 in 2001).

     The estimated aggregate amortization expense is as follows:

     2003                                            $   51,852
     2004                                                51,852
     2005                                                51,852
     2006                                                51,852
     2007                                                 8,617
     Thereafter                                          34,368
                                                     ----------

                                                     $  250,393
                                                     ==========

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


10.  PURCHASED FRANCHISE RIGHTS
                                                        2002          2001

                                                          $             $

     Purchased franchise rights                         139,500            --
     Impairment loss                                    (79,500)           --
                                                     ------------------------

                                                         60,000            --
                                                     ========================

     In lieu of payment of notes receivable the company received franchise rights (note 5).

     Monthly royalty fees are to be received from each of the offices in this area. The royalty fees are based on a percent of the gross revenue of the respective offices. The franchise rights were tested for impairment. The cash flows from these rights are lower due to expected collectibility of the royalty fees. Thus an impairment loss of $79,500 was recognized.

11.  CASH HELD IN TRUST AND TRUST LIABILITY

     In the prior year, cash held in trust were deposits received in connection with the opening of escrow accounts for the sale of real estate. The deposits were recorded as trust liabilities and were refunded when the real estate was sold or the escrow is closed according to the terms of the escrow agreement.

12.  BANK INDEBTEDNESS

     At May 31, 2002, the company had three available lines of credit under bank loan agreements. Two of the lines amounted to $53,879 combined and were unsecured operating credit lines bearing interest at the rate of 12% per annum. These lines were held by the corporate office in California. The third line of credit amounted to $29,198 (Canadian $50,000) and was held by the Calgary office. This operating credit facility bears interest at the bank's prime lending rate plus 2% per annum with interest payable monthly. All three credit facilities are guaranteed by a major shareholder of the company.

13.  ACCOUNTS PAYABLE
                                                        2002          2001

                                                          $             $

     Trade payable                                      174,419       185,766
     Accrued expenses                                   154,673       214,772
                                                     ------------------------

                                                        329,092       400,538
                                                     ========================

     The  accounts   payable  balance   includes  $68,508  and  $30,000  due  to
     shareholder as at May 31, 2002 and May 31, 2001 respectively.

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


14.  CAPITAL STOCK

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

          100,000,000 Common shares of $0.001 par value

          Issued
                                                        2002          2001

                                                          $             $

      10,000   Class A Preferred shares               1,000,000     1,000,000
          50   Class AA Preferred shares (50 - 2001)     25,000        25,000
   6,108,586   Common shares (5,463,586 - 2001)           6,109         5,205
                                                     ------------------------

                                                      1,031,109     1,030,205
                                                     ========================

     b)   Shares issued since June 1, 2000 were as follows:

                                                                          Capital       Paid in
                                                             Number        stock        capital
                                                                             $              $
          i)   Class AA Preferred shares

               On June 12, 2000, 7 Class AA Preferred
                 shares were converted to 11,228 Common
                 shares at their face value                       (7)       (3,500)           --

               On April 12, 2001, 6 Class AA Preferred
                 shares were converted to 10,000 Common
                 shares at their face value                       (6)       (3,000)           --
                                                          --------------------------------------

                                                                 (13)       (6,500)           --
                                                          ======================================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


14.  CAPITAL STOCK (cont'd)

     ii)  Common shares

          The company issued 265,000 HomeLife Inc. shares in exchange for a promissory note receivable of $250,000. On October 8, 1999, the promissory note receivable in the amount of $250,000 was guaranteed by 100,000 shares of Pioneer Growth Corp. ("Pioneer"). The value of these Pioneer shares have been guaranteed by the issuer of the promissory note for $250,000 (the "guaranty"). Should the value of the Pioneer shares be less than $250,000 on the due date of the promissory note, October 8, 2000, the issuer of the note has the option to make up the difference in cash, or make up the difference with HomeLife Inc.'s common stock by providing one share of HomeLife, Inc's common stock for each dollar that is deficient.

          On November 1, 2000, the company agreed to accept full ownership rights to a company, Consolidated International Telecom, Inc. ("Consolidated"), in exchange for the 100,000 shares of Pioneer, the guaranty and to extend the repayment date of the promissory note from October 8, 2000 to December 31, 2001. The company has no expectation of receipt of payment of this subscription receivable of $250,000 and has written off this amount.

                                                                          Capital       Paid in
                                                             Number        stock        capital
                                                                             $              $
          During the year ended May 31, 2001, 250,000
          Common shares and corresponding promissory
          note receivable issued during the year ended
          May 31, 1998 were cancelled                       (250,000)         (250)     (484,750)

          Promissory note receivable                              --           250       484,750

          During the year ended May 31, 2001, 55,000
          Common shares were issued in consideration
          of services rendered at the fair market
          value of services rendered                          55,000            55         6,779
                                                          --------------------------------------

                                                            (195,000)           55         6,779
                                                          ======================================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


14.  CAPITAL STOCK (cont'd)

     ii)  Common shares (cont'd)

                                                                          Capital       Paid in
                                                             Number        stock        capital
                                                                             $              $
          During the year ended May 31, 2001, the
          company issued 21,228 Common shares for
          $6,500 on the conversion of 13 Class AA
          Preferred shares                                    21,228            21         6,479
                                                          ======================================

          During the year ended May 31, 2002, 105,000
          Common shares were issued in consideration
          of services rendered at the fair market
          value of services received.                        105,000           105         7,145

          During the year ended May 31, 2002, 540,000
          Common shares were issued for acquisition of
          assets (note 14d)                                  540,000           540        26,460

          During the year ended May 31, 2002, replacement
          warrants were issued                                    --            --         8,564
                                                          --------------------------------------

                                                             645,000           645        42,169
                                                          ======================================

     c)   Contingent shares to be issued

          In the purchase agreement for the acquisition of Builders Realty (Calgary) Ltd., the company issued common stock as part of the purchase price (note 2). The value of the common stock issued was set at $5 per share which was substantially higher than the current market value. The company agreed that if the actual market value of the stock did not reach $5 per share within one year, the stockholders of Builders Realty (Calgary) Ltd., would be issued either additional Common shares of HomeLife, Inc. or cash to complete the transaction (note 16).

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

          During the year, replacement warrants were issued. The ten year warrants are for the purchase of an aggregate of 200,000 shares of common stock at $1.75 per share. The company recorded these replacement warrants in the amount of $8,564 as expense.

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


14.  CAPITAL STOCK (cont'd)

     e)   Stock options

          On September 18, 1998 the board of directors of the company adopted a stock option plan (the "plan") for its directors, employees, and consultants. The authorized number of shares of common stock of the company which may be granted under the plan is one million shares. The terms of the options were to be determined by the president of the company, subject to the approval by the shareholders.

     f)   Stock option plan

          As at May 31, 2001, options to various employees of the company to acquire 130,000 Common stock had been granted under the stock option plan with the following terms:

          100,000 Common shares at $3 per share, granted in February, 1998, vested and exercisable for 5 years

          30,000 Common shares at $5 per share, granted in September, 1998, vested and exercisable for 5 years

          Pro-forma information regarding net income and earnings per share is required by FAS No. 123 - "Accounting for Stock Based Compensation" and has been determined as if the company had accounted for its employee stock options based on fair values at the grant date for options granted. The company's pro-forma information for the year ended May 31, 2002 and 2001 would have been as follows:

                                                      2002            2002           2001           2001
                                           ---------------  --------------  -------------  -------------

                                               As Reported       Pro-Forma    As Reported      Pro-Forma
                                           ---------------  --------------  -------------  -------------
                                                        $               $              $              $

          Net loss for common shares             (219,216)       (219,216)      (717,936)      (717,936)
          Basic and fully diluted loss
                per Common share                    (0.04)          (0.04)         (0.13)         (0.13)

     g)   Earnings per share

          The fully diluted earnings per share does not include the issuance of shares which would be anti-dilutive arising from the following:

          i.   Conversion of 10,000 Class A Preferred shares to Common shares
          ii.  Conversion of 50 Class AA Preferred shares to Common shares
          iii. Exercise of warrant which entitles holder to acquire 200,000 Common shares at $1.75 per share
          iv. Exercise of stock options to acquire 130,000 issuance of Common shares
          v.   Common stock which may be required [note 14(c)]

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


15.  INCOME TAXES
                                                        2002          2001

                                                          $             $

     a)   Current                                            --            --
          Deferred                                           --            --
                                                     ------------------------

                                                             --            --
                                                     ========================

     b)   The components of deferred income taxes are comprised as follows:

          Losses carried-forward                        950,000       885,000
          Valuation allowance                          (950,000)     (885,000)
                                                     ------------------------

                                                             --            --
                                                     ========================

     c) At May 31, 2002, the company had non-capital losses available for carry-forward of approximately $2,800,000. These losses expire after May 31, 2021.

16.  CONTINGENT LIABILITIES

     The company is involved in a lawsuit with the sellers of Builders Realty (Calgary) Ltd. to reduce the purchase price paid for Builders Realty (Calgary) Ltd. The sellers of Builders Realty (Calgary) Ltd. have filed a counter lawsuit for $455,000 (Canadian $695,000). Should any expenditures be incurred by the company for the resolution of this lawsuit, they will be charged to the operations of the year in which such expenditures are incurred.

17.  COMPREHENSIVE INCOME

     The company has adopted statement of financial accounting standards No. 130 "Reporting Comprehensive Income" as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the consolidated financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:
                                                        2002          2001

                                                          $             $

     Net loss                                          (217,216)     (715,936)
     Other comprehensive gain
     Foreign currency translation adjustments               854         3,584
                                                     ------------------------


     Comprehensive loss                                (216,362)     (712,352)
                                                     ========================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


18.  SEGMENTED INFORMATION

     Segmented information has been provided for the company on the basis of different geographic areas and different services. The revenue for Canada is substantially all derived from real estate brokerage.

     a)   Revenue by Geographic Area
                                                        2002           2001

                                                          $              $

          United States of America                    1,135,939     1,146,479
          Canada                                        436,931     1,843,047
                                                     ------------------------

                                                      1,572,870     2,989,526
                                                     ========================


     b)   Net loss by Geographic Area

          United States of America                     (219,336)     (644,492)
          Canada                                          2,120       (71,444)
                                                     ------------------------

                                                       (217,216)     (715,936)
                                                     ========================

     c)   Identifiable Assets by Geographic Area

          United States of America                    1,101,444     1,419,303
          Canada                                             --       197,252
                                                     ------------------------

                                                      1,101,444     1,616,555
                                                     ========================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


18.  SEGMENTED INFORMATION (cont'd)
                                                        2002           2001

                                                          $              $
     d)   Amortization by Geographic Area

          United States of America                      120,133       421,486
          Canada                                             --         5,658
                                                     ------------------------

                                                        120,133       427,144
                                                     ========================

     e)   Revenue by industry

          Real estate franchise                         692,294       758,361
          Real estate brokerage                         411,776     1,655,207
          Mortgage financing                             23,693        81,356
          Home warranty                                 219,873       252,918
          Other income                                  225,234       241,684
                                                     ------------------------

          Total                                       1,572,870     2,989,526
                                                     ========================

     e)   Net loss by industry

          Real estate franchise                        (206,412)     (646,249)
          Real estate brokerage                           2,120       (71,444)
          Mortgage financing                             (1,302)      (11,260)
          Home warranty                                 (12,888)       10,700
          Other                                           1,266         2,317
                                                     ------------------------

          Total                                        (217,216)     (715,936)
                                                     ========================

     f)   Identifiable assets by industry

          Real estate franchise                         908,305     1,239,296
          Real estate brokerage                              --       197,252
          Mortgage financing                             75,120        74,723
          Home warranty                                 104,295       101,312
          Other                                          13,724         3,972
                                                     ------------------------

          Total                                       1,101,444     1,616,555
                                                     ========================
     g)   Amortization by industry

          Real estate franchise                         119,989       419,973
          Real estate brokerage                              --         5,658
          Home warranty                                     144         1,513
                                                     ------------------------

          Total                                         120,133       427,144
                                                     ========================

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


19.  COMMITMENTS

     The company has operating leases for premises which extend through May 31, 2006. Future minimum rental payments as of May 31, 2002 under the operating lease agreements are as follows:

     2003                                            $   44,945
     2004                                                30,375
     2005                                                30,375
     2006                                                30,375
                                                     ----------

                                                     $  136,070
                                                     ==========

20.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     a) The company cancelled 250,000 Common shares and the corresponding promissory note receivable of $485,000 during the year ended May 31, 2001.

     b) The company issued 55 Common shares in lieu of payment of expenses during the year ended May 31, 2001.

     c) The company issued 21,228 Common shares on the conversion of 13 Class AA Preferred shares during the year ended May 31, 2001.

     d) The company issued 105,000 common shares in lieu of payment of expenses during the year ended May 31, 2002.

     e) The company received franchise rights in lieu of payment of notes receivable of $139,500 during the year ended May 31, 2002.


21.  RELATED PARTY TRANSACTIONS
                                                        2002           2001

                                                          $              $

          Licensing expense accrued or paid to a
            company controlled by the President          10,000        10,000
          Notes receivable - franchise (note 5)              --       139,500
          Purchase of franchise rights (note 10)         60,000            --


22.  COMPARATIVE FIGURES

     Certain figures in the 2001 financial statements have been reclassified to conform with the basis of presentation used in 2002.