Form 10QSB
period 2002-08-31
HOMELIFE INC
filed 2002-10-15
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                33-0680443
     -------------------------------            ---------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

             9475 Heil Avenue Suite D, Fountain Valley, CA    92708
             ---------------------------------------------  ----------
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

                                 Yes X   No

        The issuer had 6,108,586 shares outstanding as of August 31, 2002

Transitional Small Business Disclosure Format (check one):

                                 Yes     No X

                                 HOMELIFE, INC.

                                      INDEX
                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION                                                1.

Item 1. Financial Statements                                                  1.

     Consolidated Unaudited Balance Sheet as of August 31, 2002               1.

     Comparative Unaudited Consolidated Statements of Operations              3.
        for the three months ended August 31, 2002 and 2001

     Comparative Unaudited Consolidated Statements of Cash Flows              4.
        for the three months ended August 31, 2002 and 2001

     Notes to Unaudited Consolidated Financial Statements                     5.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation.                                  13.

PART II - OTHER INFORMATION                                                  15.

Item 1. Legal Proceedings.                                                   15.

Item 2. Changes in Securities and Use of Proceeds.                           15.

Item 3. Defaults Upon Senior Securities.                                     16.

Item 4. Submission of Matters to a Vote of Security Holders.                 16.

Item 5. Other Information.                                                   16.

Item 6. Exhibits and Reports of Form 8-K.                                    16.
     (a)  Exhibits
     (b)  Reports on Form 8-K

Item 7. Certification.                                                       19.

PART I - FINANCIAL INFORMATION

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET
AS OF AUGUST 31, 2002
(UNAUDITED)

ASSETS
Current Assets
     Cash                                                           $   131,291
     Marketable securities, at fair value                                   900
     Accounts receivable                                                 17,639
     Prepaid expenses and deposits                                       34,862
                                                                    -----------
                                                                        184,692

     Property and Equipment                                             243,012

     Goodwill                                                           359,167

     Other Assets                                                       237,430

     Purchased Franchise Rights                                          50,000
                                                                    -----------

                                                                    $ 1,074,301
                                                                    ===========

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF AUGUST 31, 2002
(UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities

     Bank indebtedness                                              $    80,106
     Accounts payable                                                   322,550
     Reserve for warranty                                                55,052
     Dividends payable                                                    6,770
     Deferred revenue                                                   129,170
                                                                    -----------
                                                                        593,648

     Deferred Revenue                                                   113,020

     Minority Interest                                                   30,876
                                                                    -----------
                                                                        737,544

     Stockholders' Equity

     Capital Stock                                                    1,031,109

     Additional Paid in Capital                                       3,487,472

     Accumulated Other Comprehensive Gain/(Loss)                          4,715

     Accumulated Deficit                                             (4,186,539)
                                                                    -----------

                                                                        336,757

                                                                    $ 1,074,301
                                                                    ===========

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
(UNAUDITED)

                                                         2002           2001
                                                         ----           ----
     REVENUE

     Royalty and franchise fees                      $   133,316    $   195,177
     Warranty fees                                        49,741         76,282
     Mortgage financing fees                                  --         10,607
     Real estate brokerage                                    --        411,776
     Other income                                         51,925         65,869
                                                     --------------------------

                                                         234,982        759,711

     DIRECT COSTS                                         51,335        470,669
                                                     --------------------------

                                                         183,647        289,042
                                                     --------------------------
     EXPENSES

     Salaries and fringe benefits                         79,043        119,637
     General and administrative                           59,510        117,605
     Occupancy                                            15,448         37,012
     Financial                                             1,735          5,018
     Depreciation                                         16,046         16,551
     Impairment loss on purchased franchise rights        10,000             --
     Amortization                                         12,963         20,192
                                                     --------------------------

                                                         194,745        316,015
                                                     --------------------------

     INCOME/(LOSS) BEFORE GAIN ON DISPOSAL OF
        SUBSIDIARY ASSETS                                (11,098)       (26,973)

     Gain on Disposal of Subsidiary Assets                    --         52,130
                                                     --------------------------

     INCOME/(LOSS) BEFORE MINORITY INTEREST              (11,098)        25,157

     Minority interest                                       807          1,568
                                                     --------------------------

     NET INCOME/(LOSS) APPLICABLE TO COMMON
        SHARES                                           (10,291)        26,725
                                                     ==========================

     BASIC AND FULLY DILUTED INCOME/                 $      0.00    $      0.00
        (LOSS) PER COMMON SHARE
                                                     ==========================


     WEIGHTED-AVERAGE NUMBER OF                        6,108,586      5,486,531
        COMMON SHARES

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
(UNAUDITED)

                                                             2002         2001
                                                             ----         ----
                                                               $            $
CASH FLOWS FROM OPERATION ACTIVITIES
     Net income/(loss)                                     (10,291)      26,725
     Adjustments to reconcile net income/(loss) to
        net cash provided by operating activities
     Depreciation and amortization                          29,009       36,743
     Minority interest                                        (807)      (1,568)
     Loss on trading securities                                 --        4,013
     Impairment loss on purchased franchise rights          10,000           --
     Gain on disposal of subsidiary assets                      --      (52,130)
     Shares issued for services                                 --        3,000
     Reserve for warranties                                    463        7,576
     Changes in assets and liabilities
     Change in accounts and other receivable                 6,163      (38,593)
     Change in notes receivable                                 --         (845)
     Change in prepaid expenses                               (213)       5,861
     Change in accounts payable                             (6,542)     (27,403)
     Change in notes payable                                    --           --
     Change in deferred revenue                             (6,995)     (15,705)
                                                         ----------------------

     Net cash provided by/(used in) operating activities    20,787      (52,326)
                                                         ----------------------

     CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposition of subsidiary assets             --       64,500
                                                         ----------------------

     Net cash provide by/(used in) investing activities         --       64,500
                                                         ----------------------

     CASH FLOWS FROM FINANCING ACTIVITIES
     Cash provided by (repayment of) bank indebtedness      (2,971)      (1,704)
                                                         ----------------------

     Net cash provided by/(used in) financing activities    (2,971)      (1,704)
                                                         ----------------------

     Effect of foreign currency exchange rates                  --        1,024

     NET INCREASE (DECREASE) IN CASH                        17,816       11,494
     Cash, beginning of period                             113,475       73,881
                                                         ----------------------

     CASH, END OF PERIOD                                 $ 131,291    $  85,375
                                                         ======================

                                 HOMELIFE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              UNAUDITED FOR THE THREE MONTHS ENDED AUGUST 31, 2002

NOTE 1.   MANAGEMENT'S PLAN AND FUTURE OPERATIONS

     As of August 31, 2002, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, negative cash flow from operations and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

     1. During the prior fiscal year, the company closed the operations of an unprofitable subsidiary, HomeLife Builders Realty (Calgary) Ltd, and sold certain assets.
     2. During the prior fiscal year, certain cost cutting measures were implemented to significantly reduce office rental costs, payroll expenses and certain SEC filing costs in the Michigan and California offices.
     3. During the prior fiscal year, the company settled certain lawsuits regarding Network and International Estates which will further reduce legal fees and management involvement.
     4.   The company is currently focusing on:
          -    the core business of franchising,
          -    the home warranty business,
          - attempting to raise additional funding through private and public offering,
          -    investigating and pursing potential mergers/acquisitions.

NOTE 2.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at August 31, 2002 and results of operations for the three months ended August 31, 2002 and 2001.

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

Majority-Owned Subsidiaries
---------------------------

The Keim Group Ltd. and MaxAmerica Home Warranty Company - 93.33% and 82.72% respectively.

On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these financial statements include the financial results of the subsidiaries for the period ended August 31, 2002 and August 31, 2001.

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

(b)  Significant Group Concentrations of Credit Risk

The Company's accounts receivable are primarily from franchisees in the real estate brokerage industry.

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

(e)  Advertising Costs

Advertising costs represent prepaid preprinted advertising materials which have been amortized over three years. For the period ended August 31, 2002, there are no unamortized advertising costs.

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

(j)  Amortization of Other Assets

     Amortization of other assets is on a straight-line basis over their estimated useful lives as follows:

          Trademarks and franchise rights                    10 years

(k)  Impairment

The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of August 31, 2002, management expects its long-lived assets to be fully recoverable.

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

(m)  Income taxes

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

NOTE 4.   BANK INDEBTEDNESS

At August 31, 2002, the company had three available lines of credit under bank loan agreements. Two of the lines amounted to $80,106 combined and were unsecured operating credit lines bearing interest at the rate of 16% per annum. These lines were held by the corporate office in California. The third line of credit amounted to $29,198 (Canadian $50,000) and was held by the Calgary office. This operating credit facility bears interest at the bank's prime lending rate plus 2% per annum with interest payable monthly. All three credit facilities are guaranteed by a major shareholder of the company.

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

During the prior fiscal year, replacement warrants were issued. The ten year warrants are for the purchase of an aggregate of 200,000 shares of common stock at $1.75 per share. The company recorded these replacement warrants in the amount of $8,564 as expense.

(d)  Stock options

On September 18, 1998, the Board of Directors of the Company adopted a stock option plan (the "plan") for its directors, employees, and consultants. An authorized number of shares of Common stock of the Company, which mabe granted under the plan, is one million shares. The terms of the options were to be determined by the president of the company, subject to the approval by the shareholders.

(e)  Stock option plan

On September 18, 1998 the board of directors of the company adopted a stock option plan (the "plan") for its directors, employees, and consultants. An authorized number of shares of common stock of the company which may be granted under the plan is one million shares. The terms of the options were to be determined by the president of the company, subject to the approval by the shareholders. As of August 31, 2002, options to various employees of the company to acquire 130,000 Common stock had been granted under the stock option plan with the following terms:

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

On November 1, 2000, the company agreed to accept full ownership rights to a company, Consolidated International Telecom, Inc. ("Consolidated"), in exchange for the 100,000 shares of Pioneer, the guaranty and to extend the repayment date of the promissory note from October 8, 2000 to December 31, 2001. The company has no expectation of receipt of payment of this subscription receivable of $250,000 and has written off this amount in the prior fiscal year.

NOTE 7.   SEGMENTED INFORMATION

Segmented information has been provided for the company on the basis of different geographic areas and different services. The revenue for Canada is substantially all derived from real estate brokerage.

a)   Revenue by Geographic Area
                                                           2002          2001
                                                        $             $
     United States of America                             234,982       347,935
     Canada                                                    --       411,776
                                                        -----------------------

                                                          234,982       759,711
                                                        =======================

b)   Net Income (Loss) by Geographic Area

     United States of America                             (10,291)       42,710
     Canada                                                    --       (15,985)
                                                        -----------------------

                                                          (10,291)       26,725
                                                        =======================

c)   Identifiable Assets by Geographic Area

     United States of America                           1,074,301     1,446,326
     Canada                                                    --       176,083
                                                        -----------------------

                                                        1,074,301     1,622,409
                                                        =======================

d)   Amortization by Geographic Area

     United States of America                              12,963        20,192
     Canada                                                    --            --
                                                        -----------------------

                                                           12,963        20,192
                                                        =======================

d)   Revenue by industry

     Real Estate Franchise                                133,316       195,177
     Real Estate Brokerage                                     --       411,776
     Mortgage Financing                                        --        10,607
     Home Warranty                                         49,741        76,282
     Other                                                 51,925        65,869
                                                        -----------------------

     Total                                                234,982       759,711
                                                        =======================


                                                           2002          2001
                                                        $             $
e)   Net income (loss) by industry

     Real Estate Franchise                                  4,751        44,101
     Real Estate Brokerage                                     --       (15,985)
     Mortgage Financing                                      (100)        2,393
     Home Warranty                                        (16,276)       (6,390)
     Other                                                  1,334         2,606
                                                        -----------------------

     Total                                                (10,291)       26,725
                                                        =======================

f)   Identifiable assets by industry

     Real Estate Franchise                                882,966     1,237,710
     Real Estate Brokerage                                     --       176,083
     Mortgage Financing                                    75,020        77,115
     Home Warranty                                        101,256       116,437
     Other                                                 15,059        15,064
                                                        -----------------------

     Total                                              1,074,301     1,622,409
                                                        =======================

g)   Amortization by industry

     Real Estate Franchise                                 12,963        19,814
     Real Estate Brokerage                                     --            --
     Mortgage Financing                                        --            --
     Home Warranty                                             --           378
                                                        -----------------------

     Total                                                 12,963        20,192
                                                        =======================

NOTE 8.   RELATED PARTY TRANSACTIONS

     In the current quarter, the Company accrued $7,500 for licensing expense to a company controlled by the President.

NOTE 9.   CONTINGENCY

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


NOTE 10.  SUBSEQUENT EVENT

     On October 1, 2002, the company entered into a reorganization agreement with Anza Capital Inc. The reorganization agreement is conditioned upon the approval of the Board of Directors and shareholders of HomeLife Inc., as well as two institutional investors and the shareholders of Anza Capital, Inc. Under this agreement, should the agreement be approved, all assets of HomeLife Inc., with the exception of the public entity and the Red Carpet real estate brokerage trademark and associated franchise operations, would be assigned to the President & CEO, Mr. Andrew Cimerman, in exchange for his majority interest in HomeLife Inc.

     The company is involved in a lawsuit with a franchisee of Red Carpet Keim. A claim in the amount of $124,800 was filed on September 13, 2002 as a result of the deterioration in value of the individual's stock value of HomeLife Inc. Should any expenditures be incurred by the company for the resolution of this lawsuit, they will be charged to the operations of the year in which such expenditures are incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company has experienced growth primarily through its acquisitions of and combinations with various other companies. This includes the acquisition in August 1996 of the Keim Group of Companies and MaxAmerica Home Warranty Company (Michigan) adding 60 real estate offices and a home warranty company in Michigan. In 1997, the company purchased certain assets of S & S Acquisition Corp. providing the company with Red Carpet Real Estate Services and National Real Estate Services adding 58 real estate offices. The acquisition of the real estate computer technology of House by Mouse and Virtual Assistant provided the Company with the ability to enhance its Internet communication services to its franchises. In July 1997, the Company acquired the licensing agreements, trademarks and franchise offices of Network Real Estate, Inc. This acquisition provided the Company with an additional 12 offices in Northern California and access to the "high-end" luxury division of "International Estates". In February 1998, the Company acquired Builders Realty (Calgary) Ltd. providing access to the Alberta, Canada market in both retail real estate and mortgage loans. Certain assets of Builders Realty (Calgary) were sold during the prior fiscal year. On September 15, 1998, the Company purchased the stock of the investment banking firm of Aspen, Benson and May, LLC for Common stock.

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

     On October 1, 2002, the company entered into a reorganization agreement with Anza Capital Inc. The reorganization agreement is conditioned upon the approval of the Board of Directors and shareholders of HomeLife Inc., as well as two institutional investors and the shareholders of Anza Capital, Inc. Under this agreement, should the agreement be approved, , all assets of HomeLife Inc., with the exception of the public entity and the Red Carpet real estate brokerage trademark and associated franchise operations, would be assigned to the President & CEO, Mr. Andrew Cimerman, in exchange for his majority interest in HomeLife Inc.

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

THREE  MONTHS  ENDED  AUGUST 31, 2002  (UNAUDITED)  COMPARED TO THE THREE MONTHS
--------------------------------------------------------------------------------
ENDED AUGUST 31, 2001 (UNAUDITED).
----------------------------------

     REVENUES. The Company generated gross sales of $234,982 for the quarter ended August 31, 2002 compared to gross sales of $759,711 for the quarter ended August 31, 2001. Revenue by business segment is shown below:

                                    August 31, 2002         August 31, 2001
                                   Amount        %         Amount        %
                                   ------        -         ------        -

     Real estate brokerage             --          --     411,776          54
     Royalty & franchise fees     133,316          57     195,177          26
     Mortgage financing                --          --      10,607           1
     Home warranty sales           49,741          21      76,282          10
     Other                         51,925          22      65,869           9
                                  -------     -------     -------     -------
     TOTAL                        234,982         100     759,711         100
                                  =======     =======     =======     =======

The largest decrease in revenue from fiscal year 2001 was from real estate brokerage. The Company sold certain assets of Builders Realty (Calgary) at the end of the first quarter, in the prior fiscal year. The remaining product lines and decrease in revenues from the prior fiscal year was a direct result of the terrorist attacks of September 11, 2001 and its adverse affect on the US economy.

Royalty fees & franchise fees combined decreased from the prior fiscal year due to fewer offices in the current fiscal year. Additionally, no new master franchises have been sold in the current fiscal year.

Mortgage financing was not earned during the current fiscal year. There is strong competition in this area and the record low mortgage financing rates. Additionally, the company no longer has a dedicated individual to sell the financing at the current time.

Home warranty sales were lower in the current year first quarter compared to the same period in the prior year due to a general downturn in the Michigan real estate market over the past year. This is another area where the company no longer has a dedicated individual to market home warranties.

     DIRECT COSTS. Consistent with the decrease in overall revenues mainly attributable to the closing of the operations of Builders Realty (Calgary), the direct costs are lower in the current year due to no sale commissions associated with the revenue.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $119,637 for the three months ended August 31, 2001 to $79,043 for the three months ended August 31, 2002. This decrease of $40,594 was the result of two employees who left the company and have not been replaced. The remainder of the reduction relates to the payroll associated with the closing of the operations of Builders Realty (Calgary).

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased to $59,510 for the quarter ended August 31, 2002 from $117,605 for the quarter ended August 31, 2001. The decrease was primarily due to the closing of operations of Builders Realty (Calgary) in addition to a company wide monitoring of expenses.

     OCCUPANCY. The decrease of $21,564 in occupancy costs from first quarter fiscal year 2002 compared to first quarter fiscal year 2001 results from the Michigan and California corporate offices moving or reducing office space to reduce costs as well as to the closing of operations of Builders Realty (Calgary).

     FINANCIAL. Financial costs were lower for the quarter ended August 31, 2002 due to less interest and bank charges paid than in the prior year.

     DEPRECIATION. Depreciation of fixed assets was comparable for both periods.

     AMORTIZATION. Amortization of intangibles was $20,192 for the three months ended August 31, 2001 and $12,963 for the three months ended August 31, 2002. The decrease in the current fiscal year relates to the implementation of FASB 142.

     IMPAIRMENT LOSS. During the prior fiscal year, the Company received a franchise right in lieu of payment of a note receivable from a franchisee. An impairment loss of $10,000 was recognized during the first quarter of the current fiscal year.

     MINORITY INTEREST. Minority interest decreased due to the combined losses of Keim & MaxAmerica.

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

The company has experienced recurring operating losses and has a working capital deficiency of $408,956 as of August 31, 2002. During the prior fiscal year, the company disposed of certain assets of Builders Realty (Calgary) Ltd., a wholly-owned subsidiary that had suffered recurring losses. In addition, management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

FOREIGN FRANCHISEES. Foreign franchisees consist of the sale of a master franchise agreement to an individual in Germany. Payments for this agreement were scheduled to be made in 12 quarterly payments beginning in October 1999. Only partial payments have been received, however, and the company is now in negotiations with the obligor to restructure this obligation. Continued default of this agreement will deprive the Company of the anticipated payments, but is anticipated to have no adverse consequences to the operations of the Company, since it has no commitments of capital of other resources to its foreign franchisees. During the fiscal year 2001, the company sold master franchise agreements in Portugal and China. During the prior fiscal year, the company received payments on the master franchise agreements in Portugal and China.

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

     The company is involved in a lawsuit with a franchisee of Red Carpet Keim. A claim in the amount of $124,800 was filed on September 13, 2002 as a result of the deterioration in value of the individual's stock value of HomeLife Inc. Should any expenditures be incurred by the company for the resolution of this lawsuit, they will be charged to the operations of the year in which such expenditures are incurred.


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

                                        HOMELIFE, INC.
                                        (REGISTRANT)

Dated October 15, 2002                  /s/ Andrew Cimerman
                                        ----------------------------------------
                                        Andrew Cimerman,
                                        Chief Executive Officer and Director

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     HOMELIFE, INC.
     Registrant

     By: /s/ Andrew Cimerman                              Date: October 15, 2002
         --------------------------------------------           ----------------
         Chief Executive Officer, President, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By: /s/ Andrew Cimerman                              Date: October 15, 2002
         --------------------------------------------           ----------------
         Chief Executive Officer, President, Director

ITEM 7 - CERTIFICATION
----------------------

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of HomeLife Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending August 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Cimerman, the President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                        /s/ Andrew Cimerman
                                        --------------------------
                                        Andrew Cimerman
                                        President and
                                        Chief Executive Officer

Date:  October 15, 2002

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of HomeLife Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending August 31, 2002, with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marie M. May, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                        /s/ Marie M. May
                                        --------------------------
                                        Marie M. May
                                        Chief Financial Officer
Date:  October 15, 2002