Form 10QSB
period 2002-11-30
HOMELIFE INC
filed 2003-01-14
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

                      Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

            NEVADA                                               33-0680443
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


9475 Heil Avenue Suite D, Fountain Valley, CA                       92708
---------------------------------------------                   -------------
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

                                 Yes [X] No [ ]

       The issuer had 6,108,586 shares outstanding as of November 30, 2002

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                 HOMELIFE, INC.

                                      INDEX
                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION                                                1.

Item 1. Financial Statements                                                  1.

         Consolidated Unaudited Balance Sheet as of November 30, 2002         1.

         Comparative Unaudited Consolidated Statements of Operations          3.
            for the three months ended November 30, 2002  and 2001

         Comparative Unaudited Consolidated Statements of Operations          4.
            for the six months ended November 30, 2002  and 2001

         Comparative Unaudited Consolidated Statements of Cash Flows          5.
            for the three months ended November 30, 2002  and 2001

         Comparative Unaudited Consolidated Statements of Cash Flows          6.
            for the six months ended November 30, 2002  and 2001

         Notes to Unaudited Consolidated Financial Statements                 7.

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operation.                                        15.

PART II - OTHER INFORMATION                                                  18.

Item 1. Legal Proceedings.                                                   18.

Item 2. Changes in Securities and Use of Proceeds.                           18.

Item 3. Defaults Upon Senior Securities.                                     19

Item 4. Submission of Matters to a Vote of Security Holders.                 19.

Item 5. Other Information.                                                   19.

Item 6. Exhibits and Reports of Form 8-K.                                    19.
        (a)  Exhibits
        (b)  Reports on Form 8-K

Item 7. Certification.                                                       22.

PART I - FINANCIAL INFORMATION

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET
AS OF NOVEMBER 30, 2002
(UNAUDITED)

ASSETS
Current Assets
         Cash                                                       $    106,720
         Marketable securities, at fair value                                900
         Accounts receivable                                              24,138
         Prepaid expenses and deposits                                    34,862
                                                                    ------------
                                                                         166,620

         Property and Equipment                                          229,852

         Goodwill                                                        269,167

         Other Assets                                                    224,467

         Purchased Franchise Rights                                       40,000
                                                                    ------------

                                                                    $    930,106
                                                                    ============

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF NOVEMBER 30, 2002
(UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY
         Current Liabilities

         Bank indebtedness                                         $     79,557
         Accounts payable                                               336,336
         Reserve for warranty                                            56,507
         Dividends payable                                                6,770
         Deferred revenue                                               122,175
                                                                   ------------
                                                                        601,345

         Deferred Revenue                                               113,020

         Minority Interest                                               29,623
                                                                   ------------
                                                                        743,988

         Stockholders' Equity

         Capital Stock                                                1,031,109

         Additional Paid in Capital                                   3,487,472

         Accumulated Other Comprehensive Gain/(Loss)                      4,715

         Accumulated Deficit                                         (4,337,178)
                                                                   ------------

                                                                        186,118
                                                                   ------------

                                                                   $    930,106
                                                                   ============

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
(UNAUDITED)
                                                     2002              2001
                                                 ------------      ------------
REVENUE

Royalty and franchise fees                       $    131,434      $    206,998
Warranty fees                                          52,042            57,301
Mortgage financing fees                                    --            11,586
Other income                                           25,461            46,248
                                                 ------------------------------

                                                      208,937           322,133

DIRECT COSTS                                           51,018            63,057
                                                 ------------------------------

                                                      157,919           259,076
                                                 ------------------------------
EXPENSES

Salaries and fringe benefits                           72,509            83,455
General and administrative                             92,539           182,565
Occupancy                                              15,452            11,472
Financial                                               1,312            13,679
Impairment loss                                       100,000                --
Depreciation                                           15,036            16,551
Amortization                                           12,963            20,192
                                                 ------------------------------

                                                      309,811           327,914
                                                 ------------------------------

LOSS BEFORE MINORITY INTEREST                        (151,892)          (68,838)

Minority interest                                       1,253            (8,743)
                                                 ------------------------------

NET LOSS                                             (150,639)          (77,581)

Preferred dividends                                        --            (1,260)
                                                 ------------------------------

NET LOSS APPLICABLE TO COMMON
   SHARES                                            (150,639)          (78,841)
                                                 ==============================


BASIC AND FULLY DILUTED
 LOSS PER COMMON SHARE                           $      (0.02)     $      (0.01)
                                                 ==============================


WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARES                                      6,108,586         5,846,641

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
(UNAUDITED)
                                                     2002              2001
                                                 ------------      ------------
REVENUE

Royalty and franchise fees                        $    264,750     $    402,175
Warranty fees                                          101,783          133,583
Mortgage financing fees                                     --           22,193
Real estate brokerage                                       --          411,776
Other income                                            77,386          112,117
                                                 ------------------------------

                                                       443,919        1,081,844

DIRECT COSTS                                           102,353          533,726
                                                 ------------------------------

                                                       341,566          548,118
                                                 ------------------------------
EXPENSES

Salaries and fringe benefits                           151,552          203,092
General and administrative                             152,049          300,170
Occupancy                                               30,900           48,484
Financial                                                3,047           18,697
Depreciation                                            31,082           33,102
Impairment                                             110,000               --
Amortization                                            25,926           40,384
                                                 ------------------------------

                                                       504,556          643,929
                                                 ------------------------------

LOSS BEFORE GAIN ON DISPOSAL OF
  SUBSIDIARY ASSETS                                   (162,990)         (95,811)

Gain on Disposal of Subsidiary Assets                       --           52,130
                                                 ------------------------------

LOSS BEFORE MINORITY INTEREST                         (162,990)         (43,681)

Minority interest                                        2,060           (7,175)
                                                 ------------------------------

NET LOSS                                              (160,930)         (50,856)

Preferred dividends                                         --           (1,260)
                                                 ------------------------------

NET LOSS APPLICABLE TO COMMON
   SHARES                                             (160,930)         (52,116)
                                                 ==============================

BASIC AND FULLY DILUTED INCOME/
 (LOSS) PER COMMON SHARE                          $      (0.03)    $      (0.01)
                                                 ==============================

WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARE                                        6,108,586        5,846,641

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002  AND 2001
(UNAUDITED)

                                                              2002             2001
                                                                $                $
                                                          ------------     ------------
CASH FLOWS FROM OPERATION ACTIVITIES
Net loss                                                      (150,639)         (78,841)
Adjustments to reconcile net loss to net cash provided
   by operating activities
Depreciation and amortization                                   27,999           36,743
Minority interest                                               (1,253)           8,743
Loss on trading securities                                          --              337
Impairment loss on purchased franchise rights                   10,000               --
Impairment loss on goodwill of subsidiary                       90,000               --
Shares issued for services                                          --           45,764
Reserve for warranties                                           1,455              389
Changes in assets and liabilities
Change in accounts and other receivable                         (6,499)          41,752
Change in prepaid expenses                                          --             (457)
Change in accounts payable                                      13,786           19,295
Change in deferred revenue                                      (6,995)         (30,705)
                                                          -----------------------------

Net cash provided by/(used in) operating activities            (22,146)          43,020
                                                          -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                        (1,876)              --
                                                          -----------------------------

Net cash provide by/(used in) investing activities              (1,876)              --
                                                          -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by (repayment of) bank indebtedness                 (549)          36,683
Cash required for dividends                                         --            1,260
                                                          -----------------------------

Net cash provided by/(used in) financing activities               (549)          37,943
                                                          -----------------------------

Effect of foreign currency exchange rates                           --             (170)

NET INCREASE (DECREASE) IN CASH                                (24,571)          80,793
Cash, beginning of period                                      131,291           85,375
                                                          -----------------------------

CASH, END OF PERIOD                                       $    106,720     $    166,168
                                                          =============================

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002  AND 2001
(UNAUDITED)

                                                              2002             2001
                                                                $                $
                                                          ------------     ------------
CASH FLOWS FROM OPERATION ACTIVITIES
Net loss                                                      (160,930)         (52,116)
Adjustments to reconcile net loss to net cash provided
   by operating activities
Depreciation and amortization                                   57,008           73,486
Minority interest                                               (2,060)           7,175
Loss on trading securities                                          --            4,350
Impairment loss on purchased franchise rights                   20,000               --
Impairment loss on goodwill of subsidiary                       90,000               --
Gain on disposal of subsidiary assets                               --          (52,130)
Shares issued for services                                          --           48,764
Reserve for warranties                                           1,918            7,965
Changes in assets and liabilities
Change in accounts and other receivable                           (336)           3,159
Change in notes receivable                                          --             (845)
Change in prepaid expenses                                        (213)           5,404
Change in accounts payable                                       7,244           (8,108)
Change in deferred revenue                                     (13,990)         (46,410)
                                                          -----------------------------

Net cash provided by/(used in) operating activities             (1,359)          (9,306)
                                                          -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of subsidiary assets                      --           64,500
Purchase of fixed assets                                        (1,876)              --
                                                          -----------------------------

Net cash provide by/(used in) investing activities              (1,876)          64,500
                                                          -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by (repayment of) bank indebtedness               (3,520)          34,979
Cash required for dividends                                         --            1,260
                                                          -----------------------------

Net cash provided by/(used in) financing activities             (3,520)          36,239
                                                          -----------------------------

Effect of foreign currency exchange rates                           --              854

NET INCREASE (DECREASE) IN CASH                                 (6,755)          92,287
Cash, beginning of period                                      113,475           73,881
                                                          -----------------------------

CASH, END OF PERIOD                                       $    106,720     $    166,168
                                                          =============================

                                 HOMELIFE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              UNAUDITED FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002

NOTE 1.   MANAGEMENT'S PLAN AND FUTURE OPERATIONS

As of November 30, 2002, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, negative cash flow from operations and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

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

Despite their best efforts, however, there can be no assurance that the company will be successful in their endeavors in this regard.

NOTE 2.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at November 30, 2002 and results of operations for the six months ended November 30, 2002 and 2001.

These financial statements consolidate, using the purchase method, the accounts of the Company and its subsidiaries listed below:

Wholly-Owned Subsidiaries - active
----------------------------------

HomeLife Realty Services, Inc., MaxAmerica Financial Services, Inc., and HomeLife California Properties, Inc. (formerly named HomeLife Properties Inc.), Real Estate School of Southern California

Wholly Owned Subsidiaries - inactive
------------------------------------

FamilyLife Realty Services, Inc., Red Carpet Broker Network, Inc., National Sellers Network, Inc., Aspen Benson & May LLC, HomeLife California Realty, Inc., and Builders Realty (Calgary) Ltd.

Majority-Owned Subsidiaries
---------------------------

The Keim Group Ltd. and MaxAmerica Home Warranty Company - 93.33% and 82.72% respectively.

On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these financial statements include the financial results of the subsidiaries for the period ended November 30, 2002 and November 30, 2001.

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

In September 2001, the company sold certain assets of HomeLife Builders Realty (Calgary) Ltd., a wholly owned subsidiary, for $38,700.

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

(e)  Advertising Costs

Advertising costs represent prepaid preprinted advertising materials which have been amortized over three years. For the period ended November 30, 2002, there are no unamortized advertising costs.

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

(j)  Amortization of Other Assets

Amortization of other assets is on a straight-line basis over their estimated useful lives as follows:

          Trademarks and franchise rights                    10 years

(k)  Impairment

The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of November 30, 2002, management expects its long-lived assets to be fully recoverable.

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

(m)  Income taxes

In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for consolidated financial statements for fiscal years beginning after December 15, 1995. The company has adopted the disclosure provisions of SFAS No. 123 for employee stock based compensation. Accordingly, compensation cost for stock option is measured as the excess, if any, of the quoted market price of the company's stock at the measurement date over the amount an employee must pay to acquire the stock. See note 14 (f) for a summary of the pro-forma EPS determined as if the company had applied FAS No. 123. The company's stock option plan prior to 1997 which vested immediately and therefore there are no expense amounts to be reflected in the current consolidated financial statements. The company will use the fair value approach for stock option plan granted to non-employees according to EITF 96-18. There were no stock options granted to non-employees in fiscal years 2003 and 2002.

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

NOTE 4.   PROPOSED REORGANIZATION

On October 1, 2002, the company entered into a reorganization agreement with Anza Capital Inc. The reorganization agreement is conditioned upon the approval of the Board of Directors and shareholders of HomeLife Inc., as well the shareholders of Anza Capital, Inc. Should the agreement be approved, under the agreement, all assets of HomeLife Inc., with the exception of the public entity and the Red Carpet real estate brokerage trademark and associated franchise operations, would be assigned to Family Life Realty Services, Inc., in exchange for the majority interest in HomeLife Inc of Mr. Andrew Cimerman.

NOTE 5.   GOODWILL

The changes in the carrying amount of goodwill for the period ended November 30, 2002, are as follows:

                                    Royalty &
                                 Franchise Fees   Warranty Sales
                                     Segment         Segment           Total
Balance as of
June 1, 2002                      $    269,167    $     90,000     $    359,167
Impairment losses                           --         (90,000)         (90,000)
                                  ------------    ------------     ------------
Balance as of
   November 30, 2002              $    269,167    $         --     $    269,167
                                  ============    ============     ============

Due to the loss of key personnel, cash flows were less than expected for home warranty fees in the first half of fiscal year 2003. In November 2002, a goodwill impairment loss of $90,000 was recognized in the MaxAmerica Home Warranty reporting unit. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

The following table represents the impact of adopting SFAS No. 142 on net loss and net loss per share had the standard been in effect as of November 30, 2001:


                                        For the three            For the six
                                         months ended            months ended
                                       November 30, 2001       November 30, 2001

Reported net loss                           (78,841)                (52,116)
Add back: Goodwill amortization               2,100                   4,200
                                           --------               ---------
Adjusted net loss                           (76,741)                (47,916)
                                           ========               =========
Net loss per share                         $   (.01)              $    (.01)
                                           ========               =========

NOTE 6.   PURCHASED FRANCHISE RIGHTS

During the prior fiscal year, the Company received a franchise right in lieu of payment of a note receivable from a franchisee. During the six months ended November 30, 2002, an impairment loss of $20,000 associated with the Purchased Franchise Rights was recognized. The fair value of the purchased franchise rights was estimated using the expected selling price per franchise.

NOTE 7.   BANK INDEBTEDNESS

At November 30, 2002, the company had three available lines of credit under bank loan agreements. Two of the lines amounted to $50,359 combined and were unsecured operating credit lines bearing interest at the rate of 16% per annum. These lines were held by the corporate office in California. The third line of credit amounted to $29,198 (Canadian $50,000) and was held by the Calgary office. This operating credit facility bears interest at the bank's prime lending rate plus 2% per annum with interest payable monthly. All three credit facilities are guaranteed by a major shareholder of the company.

NOTE 8.   CAPITAL STOCK

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

(d)  Stock options

On September 18, 1998, the Board of Directors of the Company adopted a stock option plan (the "plan") for its directors, employees, and consultants. An authorized number of shares of Common stock of the Company, which maybe granted under the plan, is one million shares. The terms of the options were to be determined by the president of the company, subject to the approval by the shareholders.

(e)  Stock option plan

On September 18, 1998 the board of directors of the company adopted a stock option plan (the "plan") for its directors, employees, and consultants. An authorized number of shares of common stock of the company which may be granted under the plan is one million shares. The terms of the options were to be determined by the president of the company, subject to the approval by the shareholders.
As of November 30, 2002 , options to various employees of the company to acquire 130,000 Common stock had been granted under the stock option plan with the following terms:

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

NOTE 9.   PROMISSORY NOTE RECEIVABLE

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

On November 13, 2002, the Company entered into a settlement agreement whereby agreeing to accept 150,000 shares of stock in Berkshire Asset Management, Inc. As of the filing of this document, the Company has not yet received the agreed upon stock.

NOTE 10.  SEGMENTED INFORMATION

Segmented information has been provided for the company on the basis of different services.

                                                   2002            2001
                                                     $               $
a)   Revenue by industry
     Real Estate Franchise                          264,750         402,175
     Real Estate Brokerage                               --         411,776
     Mortgage Financing                                  --          22,193
     Home Warranty                                  101,783         133,583
     Other                                           77,386         112,117
                                               ------------    ------------

     Total                                          443,919       1,081,844
                                               ============    ============

b)   Net income (loss) by industry

     Real Estate Franchise                         (131,253)        (26,154)
     Real Estate Brokerage                               --         (15,985)
     Mortgage Financing                                (540)          3,058
     Home Warranty                                  (28,993)        (13,676)
     Other                                             (144)            641
                                               ------------    ------------

     Total                                         (160,930)        (52,116)
                                               ============    ============

c)   Identifiable assets by industry

     Real Estate Franchise                          739,869       1,021,028
     Real Estate Brokerage                               --              --
     Mortgage Financing                              74,580          79,530
     Home Warranty                                  100,463         118,949
     Other                                           15,194          13,099
                                               ------------    ------------

     Total                                          930,106       1,412,606
                                               ============    ============

d)   Amortization by industry

     Real Estate Franchise                           25,926          39,628
     Real Estate Brokerage                               --              --
     Mortgage Financing                                  --              --
     Home Warranty                                       --             756
                                               ------------    ------------

     Total                                           25,926          40,384
                                               ============    ============

NOTE 11.  RELATED PARTY TRANSACTIONS

In the current fiscal year, the Company accrued $15,000 for licensing expense to a company controlled by the President.

NOTE 12.  CONTINGENCY

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

The company is involved in a lawsuit with a franchisee of Red Carpet Keim. A claim in the amount of $124,800 was filed on September 13, 2002 as a result of the deterioration in value of the individual's stock value of HomeLife Inc. Should any expenditures be incurred by the company for the resolution of this lawsuit, they will be charged to the operations of the year in which such expenditures are incurred. Additionally, the Company has filed a counter claim against the franchisee.

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

     On October 1, 2002, the company entered into a reorganization agreement with Anza Capital Inc. The reorganization agreement is conditioned upon the approval of the Board of Directors and shareholders of HomeLife Inc., as well as shareholders of Anza Capital, Inc. Should the agreement be approved, under the agreement, all assets of HomeLife Inc., with the exception of the public entity and the Red Carpet real estate brokerage trademark and associated franchise operations, would be assigned to the Family Life, in exchange for the majority interest in HomeLife Inc of Mr. Andrew Cimerman.

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

THREE MONTHS ENDED  NOVEMBER 30, 2002  (UNAUDITED)  COMPARED TO THE THREE MONTHS
--------------------------------------------------------------------------------
ENDED NOVEMBER 30, 2001 (UNAUDITED).
------------------------------------

     REVENUES. The Company generated gross sales of $208,937 for the quarter ended November 30, 2002 compared to gross sales of $322,133 for the quarter ended November 30, 2001. Revenue by business segment is shown below:

                                November 30, 2002           November 30, 2001
                              Amount           %          Amount           %
                            ----------    ----------    ----------    ----------
Royalty & franchise fees       131,434            63       206,998            64
Mortgage financing                  --            --        11,586             4
Home warranty sales             52,042            25        57,301            18
Other                           25,461            12        46,248            14
                            ----------    ----------    ----------    ----------
TOTAL                          208,937           100       322,133           100
                            ==========    ==========    ==========    ==========

The largest decrease in revenue from fiscal year 2002 was from royalty and franchise fees. During the current fiscal year, there have not been any new franchises or master franchises sold. Additionally, the franchises that are on a transaction basis have sold less than in the prior fiscal year due to the competitiveness of the real estate market.

Mortgage financing was not earned during the current fiscal year. There is strong competition in this area and the record low mortgage financing rates. Additionally, the company no longer has a dedicated individual to sell the financing at the current time.

Home warranty sales were lower in the current year second quarter compared to the same period in the prior year due to a general downturn in the Michigan real estate market over the past year. This is another area where the company no longer has a dedicated individual to market home warranties.

     DIRECT COSTS. As a percentage of sales, direct costs increased from 20% for the second quarter of fiscal 2002 compared to 24% for the second quarter of fiscal 2003. This increase in costs results from higher expenses incurred with claims associated with the warranty revenue.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $83,455 for the three months ended November 30, 2001 to $72,509 for the three months ended November 30, 2002 . This decrease of $10,946 was the result of an employee who left the company in the prior fiscal year and has not been replaced.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased to $92,539 for the quarter ended November 30, 2002 from $182,565 for the quarter ended November 30, 2001. The decrease was primarily due to the reduction in outside services in regards to the closing of operations of Builders Realty (Calgary), legal fees and also a company wide monitoring of expenses.

     OCCUPANCY. Occupancy costs increased from $11,472 for the quarter ended November 30, 2001 to $15,452 for the quarter ended November 30, 2002 due to some minor repairs and maintenance expense incurred for the California office.

     FINANCIAL. Financial costs were lower for the quarter ended November 30, 2002 compared to the same period in the prior year due to less interest paid than in the prior year. Additionally, a bad debt charge of $10,000 was incurred in the prior fiscal year.

     IMPAIRMENT LOSS. During the prior fiscal year, the Company received a franchise right in lieu of payment of a note receivable from a franchisee. An impairment loss of $10,000 was recognized during the second quarter of the current fiscal year. This adjustment is consistent with the first quarter of the current fiscal year. Additionally, due to the loss of key personnel, cash flows related to home warranty sales were less than expected. In accordance with FASB 142, an impairment loss on goodwill of subsidiary of $90,000 was recognized during the second quarter.

     DEPRECIATION. Depreciation of fixed assets was comparable for both periods.

     AMORTIZATION. Amortization of intangibles was $20,192 for the three months ended November 30, 2001 and $12,963 for the three months ended November 30, 2002 .. The decrease in the current fiscal year relates to the implementation of FASB 142.

     MINORITY INTEREST. The change minority interest results from lower combined net income of Keim & MaxAmerica.

SIX MONTHS ENDED NOVEMBER 30, 2002 (UNAUDITED)  COMPARED TO THE SIX MONTHS ENDED
--------------------------------------------------------------------------------
NOVEMBER 30, 2001 (UNAUDITED).
------------------------------

     REVENUES. The Company generated gross sales of $443,919 for the quarter ended November 30, 2002 compared to gross sales of $1,081,844 for the quarter ended November 30, 2001. Revenue by business segment is shown below:

                                November 30, 2002           November 30, 2001
                              Amount           %          Amount           %
                            ----------    ----------    ----------    ----------
Real estate brokerage               --            --       411,776            38
Royalty & franchise fees       264,750            60       402,175            37
Mortgage financing                  --            --        22,193             2
Home warranty sales            101,783            23       133,583            12
Other                           77,386            17       112,117            11
                            ----------    ----------    ----------    ----------
TOTAL                          443,919           100     1,081,844           100
                            ==========    ==========    ==========    ==========

The largest decrease in revenue from fiscal year 2001 was from real estate brokerage. The Company sold certain assets of Builders Realty (Calgary) at the end of the first quarter, in the prior fiscal year. Additionally, there have not been any franchise or master franchise sold in the current year.

Royalty fees & franchise fees combined decreased from the prior fiscal year due to fewer offices in the current fiscal year. Additionally, no new franchises or master franchises have been sold in the current fiscal year.

Mortgage financing was not earned during the current fiscal year. There is strong competition in this area and the record low mortgage financing rates. Additionally, the company no longer has a dedicated individual to sell the financing at the current time.

Home warranty sales were lower in the first six months of the current year compared to the same period in the prior year due to a general downturn in the Michigan real estate market over the past year. This is another area where the company no longer has a dedicated individual to market home warranties.

     DIRECT COSTS. Consistent with the decrease in overall revenues mainly attributable to the closing of the operations of Builders Realty (Calgary), the direct costs are lower in the current year due to no sale commissions associated with the revenue.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $203,092 for the six months ended November 30, 2001 to $151,552 for the six months ended November 30, 2002 . This decrease of $51,540 was the result of two employees who left the company and have not been replaced. The remainder of the reduction relates to the payroll associated with the closing of the operations of Builders Realty (Calgary).

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased to $152,049 for the first half ended November 30, 2002 from $300,170 for the first half ended November 30, 2001. The decrease was primarily due to the closing of operations of Builders Realty (Calgary), reduction in outside services & legal fees in addition to a company wide monitoring of expenses.

     OCCUPANCY. The decrease of $17,584 in occupancy costs from first quarter fiscal year 2002 compared to first quarter fiscal year 2001 results from the Michigan and California corporate offices moving or reducing office space to reduce costs as well as to the closing of operations of Builders Realty (Calgary).

     FINANCIAL. Financial costs were lower for the six months ended November 30, 2002 compared to the same period in the prior year due to less interest and bank charges paid than in the prior year and less bad debt expense booked.

     DEPRECIATION. Depreciation of fixed assets was comparable for both periods.

     AMORTIZATION. Amortization of intangibles was $40,384 for the six months ended November 30, 2001 and $25,926 for the six months ended November 30, 2002. The decrease in the current fiscal year relates to the implementation of FASB 142.

     IMPAIRMENT LOSS. During the prior fiscal year, the Company received a franchise right in lieu of payment of a note receivable from a franchisee. An impairment loss of $10,000 was recognized during each quarter of the current fiscal year. Additionally, due to the loss of key personnel, cash flows related to home warranty sales were less than expected. In accordance with FASB 142, an impairment loss on goodwill of subsidiary of $90,000 was recognized during the second quarter.

     MINORITY INTEREST. The change minority interest results from lower combined net income of Keim & MaxAmerica.

LIQUIDITY AND CAPITAL RESOURCES. The Company has 3,750 shares of Voice Mobility Inc. as a marketable security, and lines of credit with three banks in the amounts of CDN$50,000 and $80,000. The Company has recorded significant operating losses in the prior two years. These losses are primarily due to amortization and depreciation and impairment losses of goodwill and franchise rights purchased. The company does not have any derivative instruments or hedging activities therefore, the company believes that SFAS No. 133 will have no material impact on the company's financial statements or notes thereto.

The company has experienced recurring operating losses and has a working capital deficiency of $434,725 as of November 30, 2002. During the prior fiscal year, the company disposed of certain assets of Builders Realty (Calgary) Ltd., a wholly-owned subsidiary that had suffered recurring losses. In addition, management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings or looking into mergers and acquisitions.

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

          The company is involved in a lawsuit with a franchisee of Red Carpet Keim. A claim in the amount of $124,800 was filed on September 13, 2002 as a result of the deterioration in value of the individual's stock value of HomeLife Inc. Should any expenditures be incurred by the company for the resolution of this lawsuit, they will be charged to the operations of the year in which such expenditures are incurred. Additionally, the Company has filed a counter claim against the franchisee.

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

                                        HOMELIFE, INC.
                                        (REGISTRANT)

Dated January 14, 2003                  /s/ Andrew Cimerman
                                        ------------------------------------
                                        Andrew Cimerman,
                                        Chief Executive Officer and Director

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELIFE, INC.
Registrant

By: /s/ Andrew Cimerman Date:                               January 14, 2003
    --------------------------------------------            --------------------
    Chief Executive Officer, President, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Cimerman
    ---------------------------
Date: January 14, 2003              Chief Executive Officer, President, Director
      -------------------------

ITEM 7-CERTIFICATION

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of HomeLife Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending November 30, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Cimerman, the President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                        /s/ Andrew Cimerman
                                        --------------------------
                                        Andrew Cimerman
                                        President and
                                        Chief Executive Officer
Date:  January 14, 2003

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of HomeLife Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending November 30, 2002 , with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marie
M. May, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                        /s/ Marie M. May
                                        --------------------------
                                        Marie M. May
                                        Chief Financial Officer
Date:  January 14, 2003