Form 10QSB
period 2003-02-28
HOMELIFE INC
filed 2003-04-14
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2003

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

     NEVADA                                             33-0680443
     -------------------------------                    -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)


        9475 Heil Avenue Suite D, Fountain Valley, CA         92708
        ----------------------------------------------------------------
        (Address of Principal Executive Offices)              (Zip Code)

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

                            Yes [X]     No [ ]

     The issuer had 6,108,586 shares outstanding as of February 28, 2003

Transitional Small Business Disclosure Format (check one):

                            Yes [ ]     No [X]

                                 HOMELIFE, INC.

                                     INDEX
                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION                                               1.

Item 1. Financial Statements                                                 1.

        Consolidated Unaudited Balance Sheet as of February 28, 2003         1.

        Comparative Unaudited Consolidated Statements of Operations          3.
            for the three months ended February 28, 2003 and 2002

        Comparative Unaudited Consolidated Statements of Operations          4.
            for the nine months ended February 28, 2003 and 2002

        Comparative Unaudited Consolidated Statements of Cash Flows          5.
            for the three months ended February 28, 2003 and 2002

        Comparative Unaudited Consolidated Statements of Cash Flows          6.
            for the nine months ended February 28, 2003 and 2002

        Notes to Unaudited Consolidated Financial Statements                 7.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation.                                  15.

PART II - OTHER INFORMATION                                                  18.

Item 1. Legal Proceedings.                                                   18.

Item 2. Changes in Securities and Use of Proceeds.                           18.

Item 3. Defaults Upon Senior Securities.                                     19

Item 4. Submission of Matters to a Vote of Security Holders.                 19.

Item 5. Other Information.                                                   19.

Item 6. Exhibits and Reports of Form 8-K.                                    19.
        (a)  Exhibits
        (b)  Reports on Form 8-K

Item 7. Certification.                                                       22.

PART I - FINANCIAL INFORMATION

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET
AS OF FEBRUARY 28, 2003
(UNAUDITED)

ASSETS
Current Assets
         Cash                                                       $     93,906
         Marketable securities, at fair value                                900
         Accounts receivable                                              20,779
         Prepaid expenses and deposits                                    34,524
                                                                    ------------
                                                                         150,109

         Property and Equipment                                          214,816

         Goodwill                                                        269,167

         Other Assets                                                    211,504

         Purchased Franchise Rights                                       40,000
                                                                    ------------

                                                                    $    885,596
                                                                    ============

HOMELIFE, INC.
CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF FEBRUARY 28, 2003
(UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY
         Current Liabilities
         Bank indebtedness                                         $     75,403
         Accounts payable                                               344,383
         Reserve for warranty                                            58,773
         Dividends payable                                                6,770
         Deferred revenue                                               115,180
                                                                   ------------
                                                                        600,509

         Deferred Revenue                                               113,020

         Minority Interest                                               23,805
                                                                   ------------
                                                                        737,334

         Stockholders' Equity

         Capital Stock                                                1,031,109

         Additional Paid in Capital                                   3,487,472

         Accumulated Other Comprehensive Gain/(Loss)                      4,715

         Accumulated Deficit                                         (4,375,034)
                                                                   ------------

                                                                        148,262
                                                                   ------------

                                                                   $    885,596
                                                                   ============

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
(UNAUDITED)

                                                     2003              2002
                                                 ------------      ------------
REVENUE

Royalty and franchise fees                       $     76,424      $    157,289
Warranty fees                                          31,719            38,521
Other income                                           51,621            26,352
                                                 ------------------------------

                                                      159,764           222,162

DIRECT COSTS                                           45,857            39,111
                                                 ------------------------------

                                                      113,907           183,051
                                                 ------------------------------
EXPENSES

Salaries and fringe benefits                           72,601            85,028
General and administrative                             42,433           112,749
Occupancy                                              14,875            13,486
Financial                                                (327)            4,048
Depreciation                                           15,036            15,963
Amortization                                           12,963            20,192
                                                 ------------------------------

                                                      157,581           251,466
                                                 ------------------------------

LOSS BEFORE MINORITY INTEREST                         (43,674)          (68,415)

Minority interest                                       5,818               208
                                                 ------------------------------

NET LOSS                                              (37,856)          (68,207)


Preferred dividends                                        --              (630)
                                                 ==============================

NET LOSS APPLICABLE TO COMMON
   SHARES                                             (37,856)          (68,837)
                                                 ==============================

BASIC AND FULLY DILUTED
 LOSS PER COMMON SHARE                           $      (0.01)     $      (0.01)
                                                 ==============================

WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARES                                      6,108,586         6,108,586
                                                 ==============================

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
(UNAUDITED)

                                                      2003             2002
                                                  ------------     ------------
REVENUE

Royalty and franchise fees                        $    341,174     $    559,464
Warranty fees                                          133,502          172,104
Mortgage financing fees                                     --           22,193
Real estate brokerage                                       --          411,776
Other income                                           129,007          138,469
                                                  -----------------------------

                                                       603,683        1,304,006

DIRECT COSTS                                           148,210          572,837
                                                  -----------------------------

                                                       455,473          731,169
                                                  -----------------------------
EXPENSES

Salaries and fringe benefits                           224,153          288,120
General and administrative                             194,482          412,919
Occupancy                                               45,775           61,970
Financial                                                2,720           22,745
Depreciation                                            46,118           47,045
Impairment                                             110,000               --
Amortization                                            38,889           62,596
                                                  -----------------------------

                                                       662,137          895,395
                                                  -----------------------------

LOSS BEFORE GAIN ON DISPOSAL OF
  SUBSIDIARY ASSETS                                   (206,664)        (164,226)

Gain on Disposal of Subsidiary Assets                       --           52,130
                                                  -----------------------------

LOSS BEFORE MINORITY INTEREST                         (206,664)        (112,096)

Minority interest                                        7,878           (6,967)
                                                  -----------------------------

NET LOSS                                              (198,786)        (119,063)

Preferred dividends                                         --           (1,890)
                                                  -----------------------------

NET LOSS APPLICABLE TO COMMON
   SHARES                                             (198,786)        (120,953)
                                                  =============================

BASIC AND FULLY DILUTED INCOME/
 (LOSS) PER COMMON SHARE                          $      (0.03)    $      (0.02)
                                                  =============================

WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARE                                        6,108,586        5,758,366
                                                  =============================

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
(UNAUDITED)

                                                              2003             2002
                                                          ------------     ------------
                                                                $               $
CASH FLOWS FROM OPERATION ACTIVITIES
Net loss                                                       (37,856)         (68,837)
Adjustments to reconcile net loss to net cash provided
   by operating activities
Depreciation and amortization                                   27,999           36,155
Minority interest                                               (5,818)            (208)
Loss on trading securities                                          --               --
Reserve for warranties                                           2,266           (6,946)
Changes in assets and liabilities
Change in accounts and other receivable                          3,359           13,877
Change in accounts payable                                       8,047           10,372
Change in deferred revenue                                      (6,995)         (30,705)
                                                          -----------------------------

Net cash provided by/(used in) operating activities             (8,660)         (46,292)
                                                          -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                            --               --
                                                          -----------------------------

Net cash provide by/(used in) investing activities                  --               --
                                                          -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by (repayment of) bank indebtedness               (4,154)            (818)
Cash required for dividends                                         --              630
                                                          -----------------------------


Net cash provided by/(used in) financing activities             (4,154)            (188)
                                                          -----------------------------

Effect of foreign currency exchange rates                           --               --

NET INCREASE (DECREASE) IN CASH                                (12,814)         (46,480)
Cash, beginning of period                                      106,720          166,168
                                                          -----------------------------

CASH, END OF PERIOD                                       $     93,906     $    119,688
                                                          =============================

HOMELIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
(UNAUDITED)

                                                              2003             2002
                                                          ------------     ------------
                                                                $               $
CASH FLOWS FROM OPERATION ACTIVITIES
Net loss                                                      (198,786)        (120,953)
Adjustments to reconcile net loss to net cash provided
   by operating activities
Depreciation and amortization                                   85,007          109,641
Minority interest                                               (7,878)           6,967
Loss on trading securities                                          --            4,350
Impairment loss on purchased franchise rights                   20,000               --
Impairment loss on goodwill of subsidiary                       90,000               --
Gain on disposal of subsidiary assets                               --          (52,130)
Shares issued for services                                          --           48,764
Reserve for warranties                                           4,184            1,019
Changes in assets and liabilities
Change in accounts and other receivable                          3,023           17,036
Change in notes receivable                                          --             (845)
Change in prepaid expenses                                         125            5,404
Change in accounts payable                                      15,291            2,264
Change in deferred revenue                                     (20,985)         (77,115)
                                                          -----------------------------

Net cash provided by/(used in) operating activities            (10,019)         (55,598)
                                                          -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of subsidiary assets                      --           64,500
Purchase of fixed assets                                        (1,876)              --
                                                          -----------------------------

Net cash provide by/(used in) investing activities              (1,876)          64,500
                                                          -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by (repayment of) bank indebtedness               (7,674)          34,161
Cash required for dividends                                         --            1,890
                                                          -----------------------------

Net cash provided by/(used in) financing activities             (7,674)          36,051
                                                          -----------------------------

Effect of foreign currency exchange rates                           --              854

NET INCREASE (DECREASE) IN CASH                                (19,569)          45,807
Cash, beginning of period                                      113,475           73,881
                                                          -----------------------------

CASH, END OF PERIOD                                       $     93,906     $    119,688
                                                          =============================

                                 HOMELIFE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              UNAUDITED FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003

NOTE 1.   MANAGEMENT'S PLAN AND FUTURE OPERATIONS

          As of February 28, 2003, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, negative cash flow from operations and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

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

NOTE 2.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at February 28, 2003 and results of operations for the nine months ended February 28, 2003 and 2002.

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

Majority-Owned Subsidiaries
---------------------------

The Keim Group Ltd. and MaxAmerica Home Warranty Company - 93.33% and 82.72% respectively.

On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these financial statements include the financial results of the subsidiaries for the period ended February 28, 2003 and 2002.

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

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principal Activities

HomeLife, Inc. together with its subsidiaries is a provider of services to the real estate and mortgage loan industries. The company engages in the following activities:

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

(e)  Advertising Costs

Advertising costs represent prepaid preprinted advertising materials which have been amortized over three years. For the period ended February 28, 2003, there are no unamortized advertising costs.

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

(j)  Amortization of Other Assets

Amortization of other assets is on a straight-line basis over their estimated useful lives as follows:

          Trademarks and franchise rights              10 years

(k)  Impairment

The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of February 28, 2003, management expects its long-lived assets to be fully recoverable.

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

NOTE 4.   PROPOSED REORGANIZATION

On October 1, 2002, the company entered into a reorganization agreement with Anza Capital Inc. The reorganization agreement is conditioned upon the approval of the Board of Directors and shareholders of HomeLife Inc., as well the shareholders of Anza Capital, Inc. Should the agreement be approved, under the agreement, all assets of HomeLife Inc., with the exception of the public entity and the Red Carpet real estate brokerage trademark and associated franchise operations, would be assigned to Family Life Realty Services, Inc., in exchange for the majority interest in HomeLife Inc of Mr. Andrew Cimerman.
This proposed reorganization was terminated in agreement by all parties on March 12, 2003.

NOTE 5.   GOODWILL

The changes in the carrying amount of goodwill for the period ended February 28, 2003, are as follows:

                          Royalty &
                          Franchise Fees    Warranty Sales
                          Segment           Segment            Total
Balance as of
June 1, 2002              $  269,167        $   90,000         $  359,167
Impairment losses                 --           (90,000)           (90,000)
                          ----------        ----------         ----------
Balance as of
   February 28, 2003      $  269,167        $       --         $  269,167
                          ==========        ==========         ==========

Due to the loss of key personnel, cash flows were less than expected for home warranty fees in the first nine months of fiscal year 2003. In November 2002, a goodwill impairment loss of $90,000 was recognized in the MaxAmerica Home Warranty reporting unit. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

The following table represents the impact of adopting SFAS No. 142 on net loss and net loss per share had the standard been in effect as of February 28, 2002:

                                       For the three        For the nine
                                       months ended         months ended
                                       February 28, 2002    February 28, 2002

Reported net loss                         (68,207)            (120,953)
Add back: Goodwill amortization             2,100                4,200
Adjusted net loss                         (66,107)            (116,753)
                                       ----------           ----------

Net loss per share                     $     (.01)          $     (.01)
                                       ==========           ==========

NOTE 6.   PURCHASED FRANCHISE RIGHTS

During the prior fiscal year, the Company received a franchise right in lieu of payment of a note receivable from a franchisee. During the nine months ended February 28, 2003, an impairment loss of $20,000 associated with the Purchased Franchise Rights was recognized. The fair value of the purchased franchise rights was estimated using the expected selling price per franchise.

NOTE 7.   BANK INDEBTEDNESS

At February 28, 2003, the company had three available lines of credit under bank loan agreements. Two of the lines amounted to $46,206 combined and were unsecured operating credit lines bearing interest at the rate of 16% per annum. These lines were held by the corporate office in California. The third line of credit amounted to $29,198 (Canadian $50,000) and was held by the Calgary office. This operating credit facility bears interest at the bank's prime lending rate plus 2% per annum with interest payable monthly. All three credit facilities are guaranteed by a major shareholder of the company.

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

As of February 28, 2003, options to various employees of the company to acquire 130,000 Common stock had been granted under the stock option plan with the following terms:

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

On November 13, 2002, the Company entered into a settlement agreement whereby agreeing to accept 150,000 shares of stock in Berkshire Asset Management, Inc. During the third quarter, the stock was received. Due to the low value of the stock, management has determined that no asset should be recorded.

NOTE 10.  SEGMENTED INFORMATION

Segmented information has been provided for the company on the basis of different services.

                                                      2003           2002
                                                  $              $
a)   Revenue by industry
     Real Estate Franchise                           341,174        559,464
     Real Estate Brokerage                                --        411,776
     Mortgage Financing                                   --         22,193
     Home Warranty                                   133,502        172,104
     Other                                           129,007        138,469
                                                  -------------------------

     Total                                           603,683      1,304,006
                                                  =========================

e)   Net income (loss) by industry

     Real Estate Franchise                          (155,021)       (67,326)
     Real Estate Brokerage                                --        (15,985)
     Mortgage Financing                                 (620)        (1,800)
     Home Warranty                                   (44,433)       (36,774)
     Other                                             1,288            932
                                                  -------------------------

     Total                                          (198,786)      (120,953)
                                                  =========================

f)   Identifiable assets by industry

     Real Estate Franchise                           702,372      1,127,804
     Real Estate Brokerage                                --             --
     Mortgage Financing                               74,500         74,673
     Home Warranty                                    94,620        100,227
     Other                                            14,104         13,390
                                                  -------------------------

     Total                                           885,596      1,316,094
                                                  =========================

g)   Amortization by industry

     Real Estate Franchise                            38,889        108,506
     Real Estate Brokerage                                --             --
     Mortgage Financing                                   --             --
     Home Warranty                                        --          1,135
                                                  -------------------------

     Total                                            38,889        109,641
                                                  =========================

NOTE 11.  RELATED PARTY TRANSACTIONS

          In the current fiscal year, the Company accrued $22,500 for licensing expense to a company controlled by the President.

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

     On October 1, 2002, the company entered into a reorganization agreement with Anza Capital Inc. The reorganization agreement is conditioned upon the approval of the Board of Directors and shareholders of HomeLife Inc., as well as shareholders of Anza Capital, Inc. Should the agreement be approved, under the agreement, all assets of HomeLife Inc., with the exception of the public entity and the Red Carpet real estate brokerage trademark and associated franchise operations, would be assigned to the Family Life, in exchange for the majority interest in HomeLife Inc of Mr. Andrew Cimerman. This proposed reorganization was terminated in agreement by all parties on March 12, 2003.

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

THREE MONTHS ENDED  FEBRUARY 28, 2003  (UNAUDITED)  COMPARED TO THE THREE MONTHS
--------------------------------------------------------------------------------
ENDED FEBRUARY 28, 2002 (UNAUDITED).
------------------------------------

     REVENUES. The Company generated gross sales of $159,764 for the quarter ended February 28, 2003 compared to gross sales of $222,162 for the quarter ended February 28, 2002. Revenue by business segment is shown below:

                                February 28, 2003            February 28, 2002

                              Amount           %           Amount          %
                            ----------    ----------    ----------    ----------

Royalty & franchise fees        76,424            48       157,289            71
Home warranty sales             31,719            20        38,521            17
Other                           51,621            32        26,352            12
                            ----------    ----------    ----------    ----------
TOTAL                          159,764           100       222,162           100
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

Home warranty sales were lower in the current year third quarter compared to the same period in the prior year due to a general downturn in the Michigan real estate market over the past year. This is another area where the company no longer has a dedicated individual to market home warranties.

     DIRECT COSTS. As a percentage of sales, direct costs increased from 18% for the third quarter of fiscal 2002 compared to 24% for the second quarter of fiscal 2003. This increase in costs results from higher expenses incurred with claims associated with the warranty revenue.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $85,028 for the three months ended February 28, 2002 to $72,601 for the three months ended February 28, 2003 . This decrease of $12,427 was the result of an employee who left the company in the prior fiscal year and has not been replaced.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased to $42,433 for the quarter ended February 28, 2003 from $112,749 for the quarter ended February 28, 2002. The decrease was primarily due to the reduction in outside services in regards to the closing of operations of Builders Realty (Calgary), legal fees and also a company wide monitoring of expenses.

     OCCUPANCY. Occupancy costs increased from $13,486 for the quarter ended February 28, 2002 to $14,875 for the quarter ended February 28, 2003 due to some minor repairs and maintenance expense incurred for the California office.

     FINANCIAL. Financial costs were lower for the quarter ended February 28, 2003 compared to the same period in the prior year due to less interest paid than in the prior year.

     DEPRECIATION. Depreciation of fixed assets was comparable for both periods.

     AMORTIZATION. Amortization of intangibles was $20,192 for the three months ended February 28, 2002 and $12,963 for the three months ended February 28, 2003 .. The decrease in the current fiscal year relates to the implementation of FASB 142.

     MINORITY INTEREST. The change minority interest results from the combined net loss of Keim & MaxAmerica.

NINE MONTHS  ENDED  FEBRUARY  28, 2003  (UNAUDITED)  COMPARED TO THE NINE MONTHS
--------------------------------------------------------------------------------
ENDED FEBRUARY 28, 2002 (UNAUDITED).
------------------------------------

     REVENUES. The Company generated gross sales of $603,683 for the quarter ended February 28, 2003 compared to gross sales of $1,304,006 for the quarter ended February 28, 2002. Revenue by business segment is shown below:

                                February 28, 2003           February 28, 2002
                              Amount           %          Amount           %
                            ----------    ----------    ----------    ----------

Real estate brokerage               --            --       411,776            32
Royalty & franchise fees       341,174            57       559,464            43
Mortgage financing                  --            --        22,193             2
Home warranty sales            133,502            22       172,104            12
Other                          129,007            21       138,469            11
                            ----------    ----------    ----------    ----------
TOTAL                          603,683           100     1,304,006           100
                            ==========    ==========    ==========    ==========

The largest decrease in revenue from fiscal year 2002 was from real estate brokerage. The Company sold certain assets of Builders Realty (Calgary) at the end of the first quarter, in the prior fiscal year. Additionally, there have not been any franchise or master franchise sold in the current year.

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

Home warranty sales were lower in the first nine months of the current year compared to the same period in the prior year due to a general downturn in the Michigan real estate market over the past year. This is another area where the company no longer has a dedicated individual to market home warranties.

     DIRECT COSTS. Consistent with the decrease in overall revenues mainly attributable to the closing of the operations of Builders Realty (Calgary), the direct costs are lower in the current year due to no sale commissions associated with the revenue.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $288,120 for the nine months ended February 28, 2002 to $224,153 for the nine months ended February 28, 2003. This decrease of $63,967 was the result of two employees who left the company and have not been replaced. The remainder of the reduction relates to the payroll associated with the closing of the operations of Builders Realty (Calgary).

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased to $194,482 for the period ended February 28, 2003 from $412,919 for the period ended February 28, 2002. The decrease was primarily due to the closing of operations of Builders Realty (Calgary), reduction in outside services & legal fees in addition to a company wide monitoring of expenses.

     OCCUPANCY. The decrease of $16,195 in occupancy costs from fiscal year to date 2002 compared to fiscal year to date 2003 results from the Michigan and California corporate offices moving or reducing office space to reduce costs as well as to the closing of operations of Builders Realty (Calgary).

     FINANCIAL. Financial costs were lower for the nine months ended February 28, 2003 compared to the same period in the prior year due to less interest and bank charges paid than in the prior year and less bad debt expense booked.

     DEPRECIATION. Depreciation of fixed assets was comparable for both periods.

     AMORTIZATION. Amortization of intangibles was $62,596 for nine months ended February 28, 2002 and $38,889 for the nine months ended February 28, 2003. The decrease in the current fiscal year relates to the implementation of FASB 142.

     IMPAIRMENT LOSS. During the prior fiscal year, the Company received a franchise right in lieu of payment of a note receivable from a franchisee. An impairment loss of $10,000 was recognized during the first two quarters of the current fiscal year. Additionally, due to the loss of key personnel, cash flows related to home warranty sales were less than expected. In accordance with FASB 142, an impairment loss on goodwill of subsidiary of $90,000 was recognized during the second quarter.

     MINORITY INTEREST. The change minority interest results from the combined net loss of Keim & MaxAmerica.

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

The company has experienced recurring operating losses and has a working capital deficiency of $450,398 as of February 28, 2003. During the prior fiscal year, the company disposed of certain assets of Builders Realty (Calgary) Ltd., a wholly-owned subsidiary that had suffered recurring losses. In addition, management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings or looking into mergers and acquisitions.

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

                                        HOMELIFE, INC.
                                        (REGISTRANT)

Dated April 14, 2003                    /s/ Andrew Cimerman
                                        ----------------------------------
                                        Andrew Cimerman,
                                        Chief Executive Officer and Director

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     HOMELIFE, INC.
     Registrant

     By: /s/ Andrew Cimerman                               Date: April 14, 2003
         ---------------------------------------                 ---------------
         Chief Executive Officer, President, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     By: /s/ Andrew Cimerman                               Date: April 14, 2003
         ---------------------------------------                 ---------------
         Chief Executive Officer, President, Director

ITEM 7-CERTIFICATION

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the filing of HomeLife Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending February 28, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Cimerman, the President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Andrew Cimerman
                                        -----------------------------------
                                        Andrew Cimerman
                                        President and
                                        Chief Executive Officer
Date:  April 14, 2003


               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the filing of HomeLife Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ending February 28, 2003 , with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marie
M. May, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Marie M. May
                                        --------------------------
                                        Marie M. May
                                        Chief Financial Officer
Date:  April 14, 2003