Form 10KSB
period 2003-05-31
HOMELIFE INC
filed 2003-09-15
CIK 1024048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2003

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended May 31, 2003, were $928,808. As of May 31, 2003, Registrant had 6,108,586 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $91,131. This calculation is based upon the closing sales price of $0.03 per share on May 31, 2003.

Transitional Small Business Disclosure Format (check one).   Yes [ ]   No [X]

The following documents are incorporated herein by reference: none.

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                      PAGE
------                                                                      ----

Item 1         Description of Business                                        1

Item 2         Description of Property                                        6

Item 3         Legal Proceedings                                              6

Item 4         Submission of Matters to a Vote of Security Holders            7

PART II
-------

Item 5         Market for Registrant's Common Equity and
                 Related Stockholder Matters                                  7

Item 6         Management's Discussion and Analysis                           8

Item 7         Financial Statements                                          12

Item 8         Changes In and Disagreements With Accountants On
                 Accounting and Financial Disclosure                         12

Item 8A        Controls and Procedures                                       12

PART III
--------

Item 9         Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange Act  12

Item 10        Executive Compensation                                        14

Item 11        Security Ownership of Certain Beneficial Owners and
                 Management                                                  15

Item 12        Certain Relationships and Related Transactions                15

PART IV
-------

Item 13        Exhibits and Reports on Form 8-K                              17

Item 14        Principal Accountant Fees and Services                        18

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS
--------------------------------

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

     In August 1998, the Company incorporated HomeLife Properties, Inc. as a Nevada corporation to function as a buyer and seller of real property. The Company was renamed HomeLife California Properties. This company currently has no operations and is a wholly owned subsidiary of HomeLife.

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

     As a consequence of the foregoing, the company presently operates through the following:

     o    Wholly-Owned Subsidiaries - active
          ----------------------------------

          HomeLife Realty Services,  Inc., MaxAmerica Financial Services,  Inc.,
          HomeLife   California   Properties,   Inc.  (formerly  named  HomeLife
          Properties Inc.), and Real Estate School of Southern California

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

          1.   PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKET

               a. SERVICES AND LOCATIONS

     The Company maintains its corporate office in Fountain Valley, California and maintains a regional office in Troy, Michigan. HomeLife operates through various subsidiaries and companies servicing its franchised trade names. Through its subsidiary, HomeLife Realty Services, Inc., the Company, services approximately 38 real estate offices in the State of

California. Through Red Carpet Keim, the Company services approximately 30 real estate offices in the State of Michigan and through its trade names, Red Carpet Real Estate Services, Network Real Estate and National Real Estate Services, services approximately 32 real estate offices in various states. In addition to the above, the Company offers the following real estate services through its various subsidiaries:

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

     Franchises are operated in Arizona, California, Florida, Illinois, Michigan, Nevada, South Carolina, Texas, and Wisconsin and comprise approximately 100 offices. The franchise relationship is governed by the franchise offering circular applicable to the state in which the franchisee operates and according to the terms and conditions of the "Participating Independent Broker Franchise Agreement". The terms of the franchise agreements vary depending upon the market in which the franchisee operates. From time to time, HomeLife offers incentive or bonus plans to attract new franchise members. These programs may directly or indirectly decrease initial franchise fees of those franchisees entitled to such bonuses or incentives.

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

               e. HOME WARRANTY SERVICES

     The company offers home warranty coverage through its subsidiary MaxAmerica Home Warranty Company. The seller of the home, for the benefit of the purchaser, typically purchases home warranty coverage. This coverage protects major appliances in the home for a period of up to one year from the date of purchase of the home. Repairs or replacements are contracted out to local repair companies.

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

          7.   PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

     The Company owns more than 40 copyrights on unique marketing concepts, which include printed materials for buying and selling property, point of sale and sales follow up techniques. The Company licenses exclusive rights from Jerome's Magic World, Inc., to use its exclusively developed animated characters for its real estate service business for a period of eight years commencing October 30, 1995 and ending October 30, 2003 at a cost of $10,000 per year. Thereafter, the license is automatically renewable for additional eight year periods at the fair market value. These characters include Jerome the Gnome, Crok `N Roll, The Waz, King D Lish and Rock Head.

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

          12.  EMPLOYEES

     As of the date of this filing statement, HomeLife employs 6 full-time employees. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company has approximately 100 franchise offices.


ITEM 2 - PROPERTIES
-------------------

     The company leases a 2,000 square foot office in Fountain Valley, California. The lease term expires in June 2006. The company is obligated on a lease for its other premise located in Troy, Michigan, which expires in January 2004. Annual lease payments exclusive of property taxes and insurance for all locations through 2006 are $108,125.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

     The company is involved in a lawsuit with the sellers of Builders Realty (Calgary) Ltd. to reduce the purchase price paid for Builders Realty (Calgary) Ltd. The sellers of Builders Realty (Calgary) Ltd. have filed a counter lawsuit for breach of contract. Settlement discussions between the parties are in progress and a final settlement agreed to by both parties is expected during the next fiscal year.

     In connection with the above lawsuit, the company has filed a claim against the solicitors who were responsible for setting up the original transaction between the company and the sellers of Builders Realty (Calgary) Ltd.

     Further action with this case will be dependent on the outcome of the above mentioned lawsuit.

     In addition to the above lawsuits, the sellers of Builders Realty (Calgary) Ltd., through another business entity, have filed a lawsuit against Builders Realty (Calgary) Ltd. for unpaid rents and commissions and damages incurred at rental offices. Management is defending its position, with any further action with this case being dependent on the outcome of the above mentioned lawsuits.

     On July 31, 2003, several realtors formally employed by Builders Realty (Calgary) Ltd. filed a lawsuit against the company seeking payment of unpaid commissions. These commissions the Company is holding in a trust fund as required by a court order. The company's defense position in regards to this case will be dependent on the outcome of the above mentioned lawsuits.

     The company is involved in a lawsuit with a franchisee of Red Carpet Keim, a wholly-owned subsidiary of the company. A claim in the amount of $124,800 was filed on September 13, 2002 as a result of the deterioration in value of the individual's stock value of HomeLife, Inc. Additionally, the company has filed a counter claim against the franchisee for non-payment of royalty fees and franchise fees. During the year ended May 31, 2003, a court settlement offer was declined by the respective parties. Subsequently, the parties have taken the above mentioned matter to binding arbitration and expect to settle the matter during the next fiscal year.

     Should any expenditures be incurred by the company for the resolution of any of the above mentioned lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

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

     The following table sets forth the high and low bid prices for the Company's common stock for fiscal years 2002 and 2003 (ended May 31), by quarter. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:

---------------------------------------------------------------------------
        2002                          High                       Low
---------------------------------------------------------------------------
Quarter ended
     August 31                       $ 0.20                     $ 0.10
     November 30                     $ 0.11                     $ 0.05
     February 28                     $ 0.09                     $ 0.05
     May 31                          $ 0.15                     $ 0.06
---------------------------------------------------------------------------
        2003
---------------------------------------------------------------------------
Quarter ended
     August 31                       $ 0.11                     $ 0.07
     November 30                     $ 0.13                     $ 0.06
     February 28                     $ 0.06                     $ 0.02
     May 31                          $ 0.05                     $ 0.03
---------------------------------------------------------------------------

     B.   HOLDERS

     As of May 31, 2003, there were 1,013 holders of the Company's Common Stock, as reported by the Company's transfer agent.

     C.   DIVIDENDS

     The Company has not paid any dividends on its Common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future. The Company has accrued $2,000 in Preferred dividends on its Class AA Preferred stock for the period ended May 31, 2002 and May 31, 2003.

     D.   RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

     The Company has not sold any unregistered securities for the years ending May 31, 2003, 2002 and 2001.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

     The following is management's discussion and analysis of HomeLife's financial condition and results of operations for the fiscal years ended May 31, 2003 and 2002. Detailed information is contained in the financial statements included with this document. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The following table sets forth, for the periods indicated, selected financial information for the Company.

OVERVIEW

     HomeLife, Inc. is a real estate services provider including franchisor and licensor. HomeLife, Inc. utilizes both its proprietary "Super System" marketing system and its business combinations and acquisitions to fuel development as a real estate services company. The Company has experienced growth primarily through its acquisitions of and combinations with various other companies. This includes the acquisition in August 1996 of the Keim Group of Companies and MaxAmerica Home Warranty Company (Michigan) adding 60 real estate offices and a home warranty company in Michigan. In 1997, the Company purchased certain assets of S & S Acquisition Corp., providing the company with Red Carpet Real Estate Services and National Real Estate Services, adding 58 real estate offices. The acquisition of the real estate computer technology of House by Mouse and Virtual Assistant provided the Company with the ability to enhance its Internet communication services to its franchises. In July 1997, the Company acquired the licensing agreements, trademarks and franchise offices of Network Real Estate, Inc. This acquisition provided the Company with an additional 12 offices in Northern California and access to the "high-end" luxury division of "International Estates". In February 1998, the Company acquired Builders Realty (Calgary), Ltd., providing access to the Alberta, Canada market in both retail real estate and mortgage loans. Certain assets of Builders Realty (Calgary) were sold during the prior fiscal year. On September 15, 1998, the Company purchased the stock of the investment banking firm of Aspen, Benson and May, LLC for Common stock.

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

     Management believes that certain key factors that are necessary for growth rates are as follows:

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

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, selected financial information for the Company:

================================================================================
                                            Year Ended              Year Ended
                                           May 31, 2003            May 31, 2002
--------------------------------------------------------------------------------
Statement of Operations Data
     Revenue                               $    928,808            $  1,572,870
     Net Loss                              $   (310,364)           $   (219,216)
     Net Loss per share                    $       (.05)           $       (.04)
--------------------------------------------------------------------------------
Balance Sheet Data
     Current Assets                        $    185,095            $    172,826

     Total Property & Equipment, Net       $    199,780            $    259,058

     Total Assets                          $    829,359            $  1,101,444

     Total Current Liabilities             $    461,394            $    518,808

     Accumulated Deficit                   $ (4,486,612)           $ (4,176,248)

     Total Stockholder's Equity            $     36,684            $    347,048
================================================================================

FISCAL YEAR ENDED MAY 31, 2003 COMPARED TO FISCAL YEAR ENDED MAY 31, 2002

     REVENUES. The Company generated gross sales of $928,808 for the fiscal year ended May 31, 2003 compared to gross sales of $1,572,870 for the fiscal year ended May 31, 2002. Revenue by business segment is shown below:

                              For the year ended             For the year ended
                              May 31, 2003                   May 31, 2002

                               Amount        %                Amount         %
                            -----------    -----           -----------    -----
Real estate brokerage       $        --        0           $   411,776     26.2
Royalty fees                    477,172     51.4               599,152     38.1
Franchise fees                   30,980      3.3                93,142      5.9
Mortgage financing               26,614      2.9                23,693      1.5
Home warranty sales             207,883     22.4               219,873     14.0
Other                           186,159     20.0               225,234     14.3
                            -----------    -----           -----------    -----
TOTAL                       $   928,808    100.0           $ 1,572,870    100.0

The largest decrease in revenue from fiscal year 2002 was from real estate brokerage. In the prior fiscal year, the Company sold certain assets of Builders Realty (Calgary) which handled the real estate brokerage sales.

Royalty fees decreased from $599,152 in fiscal year 2002 to $477,172 for fiscal year 2003. This decrease of 20% relates to fewer franchise offices and lower sales in the current year. The current year total number of franchise offices was 100 offices compared to 110 offices in the prior year. Overall sales from the offices were down so in turn, royalty fees were lower.

Franchise fees decreased $62,162 from $93,142 in the prior fiscal year to $30,980 in the current fiscal year. The decrease in franchise fees is a result of minimal new franchise sales during the current fiscal year. Additionally, there were no sales of master franchise agreements during the current fiscal year.

Revenue from mortgage financing was $26,614 for the year ended May 31, 2003 compared to $23,693 for the year ended May 31, 2002. There was a slight increase in the number of mortgage loans written in fiscal year 2003 constituting the increase in sales.

Home warranty sales were $207,883 and $219,873 for the fiscal years ended May 31, 2003 and 2002, respectively. The number of warranty contracts sold in the current year was 474 as compared to 621 in fiscal year 2002. The company sold fewer contracts during fiscal year 2003 but the average cost per contract was higher than in the prior year.

     DIRECT COSTS. Direct costs for the year ended May 31, 2003 was $241,603 compared to $631,789 for the year ended May 31, 2002. Consistent with the decrease in revenues from broker sales, attributable to the sale of certain assets of Builders Realty (Calgary), the direct costs are lower in the current year due to lower sales commissions associated with this revenue.

     GROSS PROFIT PERCENTAGE. Gross profit percentage increased from 60% for the year ended May 31, 2002 to 74% for the year ended May 31, 2003. This increase is primarily due to lower real estate commissions earned and paid to brokers and agents in fiscal year 2003, as a result of the sale of certain assets of Builders Realty (Calgary) in the prior fiscal year. The remaining product lines have higher margins than the brokerage income.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased $21,800, from $338,588 for the fiscal year ended May 31, 2002, to $316,788 for the fiscal year ended May 31, 2003. The decrease in salaries expense relates to one employee in the California office that was replaced during the current year with an employee with a lower salary.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased to $332,388 for the year ended May 31, 2003 from $477,989 for the year ended May 31, 2002. The decrease was primarily due to lower legal fees in the current fiscal year as well as a company wide monitoring of expenditures.

     OCCUPANCY COSTS. Occupancy costs decreased $14,024 from fiscal year 2002. This decrease results from the move of the California office from Newport Beach to Fountain Valley and the reduction in office space for the regional office in Michigan. Both of these moves took place in the prior year and resulted in savings in the current year with lower rents for the full year.

     FINANCIAL. Financial costs for the year ended May 31, 2002 was $97,426 compared to $12,658 for the year ended May 31, 2003. There was an increase in the allowance for doubtful accounts in the prior year which was not necessary in the current year.

     DEPRECIATION. Depreciation of fixed assets was 10% or $7,127 lower in the current fiscal year than in the prior fiscal year. This results from some assets that became fully depreciated in the prior fiscal year.

     WRITEDOWN OF GOODWILL. In the current fiscal year, the company wrote down goodwill of $133,224 associated with Max America Home Warranty in accordance with SFAS 142.

     IMPAIRMENT LOSS. During the prior fiscal year, the Company received a franchise right in lieu of payment of a note receivable from a franchisee. An impairment loss of $40,000 was recognized during the current fiscal year. During the prior fiscal year, the company recognized an impairment loss of $79,500.

     AMORTIZATION. Amortization of intangibles was comparable for the two periods.

     PREFERRED DIVIDENDS. Preferred Dividends were $2,000 in the year ended May 31, 2003 and 2002. There were noconversions of preferred stock into common stock during the current fiscal year.

     LIQUIDITY AND CAPITAL RESOURCES. The Company has 3,750 shares of Voice Mobility Inc. as a marketable security, and lines of credit with two banks with available credit of $95,000. The capital requirements of the Company are for operating expenses and to service and use of its lines of credit. In the prior fiscal year, the Company recorded a loss on its marketable security as the share price has declined in the public market from the purchase share price. The Company has recorded significant operating losses in the prior two years. These losses are primarily due to amortization and depreciation, write down of goodwill, and impairment of franchise rights purchased. The company does not have any derivative instruments or hedging activities therefore, the company believes that SFAS No. 133 will have no material impact on the company's financial statements or notes thereto.

The company has experienced recurring operating losses and has a working capital deficiency of $276,299 as of May 31, 2003. During the prior fiscal year, the company disposed of certain assets of Builders Realty (Calgary) Ltd., a wholly-owned subsidiary that had suffered recurring losses. In addition, management has initiated changes in operational procedures, reduced expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

     FOREIGN FRANCHISEES. Foreign franchisees consist of the sale of a master franchise agreement to an individual in Germany. Payments for this agreement were scheduled to be made in 12 quarterly payments beginning in October 1999. Only partial payments have been received, however, and the company is now in negotiations with the obligor to restructure this obligation. Continued default of this agreement will deprive the Company of the anticipated payments, but is anticipated to have no adverse consequences to the operations of the Company, since it has no commitments of capital of other resources to its foreign franchisees. During the fiscal year 2001, the company sold master franchise agreements in Portugal and China. During the prior fiscal year, the company received payments on the master franchise agreements in Portugal and China. No payments were received in the current fiscal year. Payment is expected during fiscal year 2004.

     APPLICATION OF CRITICAL ACCOUNTING POLICIES. The Company's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for HomeLife include revenue recognition, goodwill and accounting for income taxes.

HomeLife recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The Company recognizes revenue when it is realized or realizable and earned. Income from the sale of franchises is recognized over a 5-year period. Master franchise agreement fees are recognized over 10 years. Royalty income stemming from the gross commissions on the sales of real estate by the franchise offices is recognized at the date of receipt; this is due to the complexity of attempting to forecast the actual closing date of the properties. Warranty income is recognized over the term of the contract which is usually 12 months; anticipated obligations which represent incurred but not reported losses (IBNR) under these warranties have been recorded as reserve for warranty and are based on past loss experience. Real estate brokerage income is recognized at the close of escrow. Loan fees are recognized as income when the loan is closed and funded at the close of escrow. Revenue received or receivable, from the sale of franchises, master franchises and warranties, which is not recognized as income is recorded on the balance sheet as deferred revenue.

During the prior fiscal year, the company adopted the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company began applying the new accounting rules effective June 1, 2001. Consequently the company has changed its accounting policy of amortizing goodwill over 40 years to the amortization provisions of SFAS No. 142.

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

                           PART II - OTHER INFORMATION

ITEM 7 - FINANCIAL STATEMENTS
-----------------------------

     The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8 -  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

ITEM 8A - CONTROLS AND PROCEDURES
---------------------------------

     Based on the evaluation of the Company's disclosure controls and procedures by Andrew Cimerman, the Company's Chief Executive Officer and Marie M. May, the Company's Chief Financial Officer, as of a date within 90 days of the filing date of this annual report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9 -  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
--------------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     The directors and officers of the company are as follows:

NAME                          AGE           POSITION
----                          ---           --------

Andrew Cimerman               55            President and Director

Terry A. Lyles, Ph.D.         44            Director

F. Bryson Farrill             75            Director

Charles Goodson               48            Vice President

Marie May                     36            Chief Financial Officer, Secretary
                                            and Director

ANDREW CIMERMAN, 55, PRESIDENT AND DIRECTOR, has held the positions of Director and President since April 1996. For 7 years prior thereto, he was the founder and majority shareholder of HomeLife Securities, Inc. and its wholly owned subsidiary HomeLife Realty Services, Inc. Mr. Cimerman is the founder, President and majority shareholder of: Simcoe Fox Developments, Ltd., a private development company located in Toronto, Ontario, Canada; HomeLife Cimerman Real Estate Ltd., a Toronto based real estate company; Jerome's Magic World, Inc., the owner of certain animated characters; and, majority shareholder and President of Realty World America, Inc. Mr. Cimerman owns HomeLife Realty Services Inc., a Canadian affiliate which operates a real estate franchise company in Canada. HomeLife Securities is a separate company from HomeLife, Inc. and HomeLife Securities licenses certain "HomeLife" trademarks and service marks to HomeLife, Inc. Mr. Cimerman brings over 30 years of real estate service experience to the company, and is a strong and committed leader focused on the growth and success of the company.

TERRY A. LYLES, PH.D, 44, DIRECTOR joined the company as a director in August 1997. Dr. Lyles is a national and international speaker and trainer to professional athletes, Fortune 500 Companies, schools, universities and public audiences. Dr. Lyles' program is to reach people around the world with the message of "balance and excellence." For the past 16 years, Dr. Lyles has traveled across the United States and around the world conveying this profound message of "Life Accountability" and "A Better You." Dr. Lyles has conducted a weekly radio program "A Better You" since May 1, 1994, which is currently heard by over 1 million people in 65 nations. Dr. Lyles holds a Ph.D degree in Psychology from Wayne State University in Detroit, Michigan.

F. BRYSON FARRILL, 75, DIRECTOR joined the company as a director in February 1997. Mr. Farrill has been in the securities industry for the past 35 years. Mr. Farrill has held various senior positions, including that of President and Chairman of McLeod, Young, Weir International, an investment dealer in Toronto, Canada. He was also the Chairman of Scotia McLeod (USA) Inc. for eleven years. Mr. Farrill's broad experience is not only utilized in the United States and Canada but has served to direct the expansion of McLeod, Young, Weir Ltd. into Europe and Asia through an extensive network of branch offices.

CHARLES GOODSON, 48, VICE PRESIDENT has been employed by the company, or its subsidiary companies since March 1992. Mr. Goodson had 16 years of commercial banking experience prior to joining HomeLife Realty Services. He is a licensed realtor. Mr. Goodson earned his B.S. degree in Business Administration from California State University, Northridge.

MARIE M. MAY, 36, CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR has been with the company since July 2000. Ms. May has 14 years experience in finance & accounting mainly related to small emerging businesses. Prior to joining HomeLife Ms. May was Chief Financial Officer for Medical Data International, Inc, a provider of healthcare business information. Ms. May is a certified public accountant and received her B.S. degree in Accounting from Pepperdine University in 1989.

(b)  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 2003 fiscal year, all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 10 - EXECUTIVE COMPENSATION.
---------------------------------

     (a)  SUMMARY OF COMPENSATION
     The following officer of the Company received or accrued the following annual cash salaries and other compensation:

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------
                         Annual Compensation                         Long Term Compensation
                         -------------------                         ----------------------
                                                                     Awards                      Payouts
                                                                     ------                      -------
Name
and                                                   Other          Restricted
Principal Position                                    Annual         Stock         Options       LTIP         All Other
                         Year     Salary      Bonus   Compensation   Awards        SARs          Payouts      Compensation
Andrew Cimerman,         2003     $20,000        --         --           --          --             --              --
President, Director      2002     $20,000        --         --           --          --             --              --
                         2001     $20,000        --         --           --          --             --              --
--------------------------------------------------------------------------------------------------------------------------
                                            ----------------------------------

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

     The following table describes the above options:

-----------------------------------------------------------------------------------------------------------------------------------
                                        SHARES           VALUE         NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN-THE-MONEY
NAME                                  ACQUIRED ON       REALIZED     OPTIONS/SARS OF FY-END(#)        OPTIONS/SARS OF FY-END ($)
                                      EXERCISE (#)        ($)        EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
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

     (f)  EMPLOYMENT AGREEMENTS

     On October 25, 1995 the Company entered in an employment agreement with Andrew Cimerman. The agreement was for a five year term, with an option to renew it for another five years. The agreement was renewed during fiscal year 2001. Mr. Cimerman's duties under the agreement include performing all those executive and managerial duties that are necessary for running and directing the Company's operations.

     (g)  REPORT ON RE-PRICING OF STOCK OPTIONS/SARS

     Over the last fiscal year, the Company has not re-priced any of its previously granted stock options/SARs.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of May 31, 2003: (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group.

                                        AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER    BENEFICIAL OWNER(1)     PERCENT OF CLASS

Andrew Cimerman(2)                           2,749,894(3)              48%
Marie M. May(2)                                 60,000(1)               1%
Charles Goodson(2)                                   0                  0%
F. Bryson Farrill(2)                            60,000(4)               1%
Terry Lyles(2)                                  60,000(4)               1%

All Officers and Directors as a group        3,129,894                 51%

---------------

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

                                     PART IV
                                     -------

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  EXHIBITS
     The following documents are filed as exhibits to this Report:

3.1 Articles of Incorporation of HomeLife, Inc., a Nevada corporation, dated October 9, 1995*
3.2 Certificate of Amendment of Articles of Incorporation of HomeLife, Inc., a Nevada corporation, dated July 2, 1997*
3.3 Certificate of Amendment of Articles of Incorporation of HomeLife, Inc., a Nevada corporation, dated September 1, 1998*
3.4       Bylaws of HomeLife, Inc., dated October 10, 1995*
4.1       Certificate of Designated Class A Preferred Stock*
4.2       Certificate of Designated Class AA Preferred Stock*
10.1 Lease Agreement dated November 1, 1996 for the office located in Calgary, Alberta, Canada*
10.2 Lease Agreement dated September 1, 1997 for the office located in Airdrie, Alberta, Canada*
10.3 Lease Agreement dated January 15, 1999 for the office located in Newport Beach, California*
10.4 Lease Agreement dated April 12, 1990 for the office located in Newport Beach, California*
10.5 First Addendum to Lease dated April 12, 1990 for the property located in Newport Beach, California*
10.6 Second Addendum to Lease dated July 8, 1993 for the property located in Newport Beach, California*
10.7 Third Addendum to Lease dated July 17,1996 for the property located in Newport Beach, California*
10.8      Builder's Realty Stock Purchase Agreement dated February 27, 1998*
10.9      Agreement  for  Purchase  of  Network  Real  Estate,   Inc.  Licensing
          Agreement and Trademarks, dated June 12, 1998*
10.10     Stock Purchase Agreement, dated July 23, 1998*
10.11     Asset Purchase Agreement, dated January 16, 1997*
10.12     Option Agreement, dated July 10, 1996*
10.13     Asset Purchase Agreement, dated April 13, 1998*
10.14     Loan Purchase Agreement, dated July 7, 1998*
10.15     Agreement and Plan of Acquisition, dated April 15, 1996*
10.16     Agreement and Plan of Acquisition, dated April 15, 1996*
10.18     Form of Participating Independent Broker Franchise Agreement*
10.19     Form of Broker Membership Agreement*
10.20     Stock Purchase Agreement, dated September 10, 1998*
10.21     Employment Agreement between HomeLife, Inc. and Andrew Cimerman*
10.22 Trademark License Agreement between HomeLife, Inc. and Jerome's Magic World, Inc.*
10.23     HomeLife Higher Standards Asset Purchase Agreement,  dated January 20,
          1999*
10.24     Acquisition   Agreement  between  Bright  Financial   Corporation  and
          MaxAmerica Financial Services, Inc.*
21        List of Subsidiaries*
27.1      Financial Data Schedule
99.1 A certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,18 U.S.C. Section 1350
99.2 A certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

---------------------------
* Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on November 2, 1999.

     (b)  REPORTS ON FORM 8-K

     On August 29, 2003, the Company filed a Form 8-K Report to show the resignation of Schwartz, Levitsky, Feldman llp as their independent accountants and the immediate appointing of Rotenberg and Company,LLP as the independent accountants.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

     The following table sets forth the aggregate fees billed to HomeLife for the years ended May 31, 2003 and May 31, 2002 by Schwartz, Levitzky, Feldman llp:

                                        YEAR ENDED MAY 31,
                             -----------------------------------------
                                  2003                         2002
                             ------------                 ------------
Audit Fees                   $     20,000                 $     22,500
Audit-Related Fees           $     18,000                 $     10,900
Tax Fees                     $         --                 $         --
All Other Fees               $      7,000                 $      2,675

Audit-related fees billed during the fiscal years ended May 31, 2003 and 2002 were for services related to consents and assistance with and review of documents filed with the Securities and Exchange Commission. Other fees billed were for general consultation during the applicable fiscal years. All income tax preparation for the Company has been done in house.

On August 23, 2003, HomeLife, Inc.'s Audit Committee participated in and approved the decision of Schwartz Levitsky Feldman llp to resign as the Company's independent accountants effective immediately.

On August 23, 2003, the Company has engaged the firm of Rotenberg & Co., LLP as the Company's independent auditors for the fiscal year ending May 31, 2003, and as such, no fees had been billed by Rotenberg & Co., LLP through the year ended May 31, 2003.

The Audit Committee has not adopted any polices or procedures for the pre-approval of non-audit services. The Audit Committee has considered the roles of Schwartz, Levitzky, Feldman llp and Rotenberg & Co., LLP in providing audit, audit-related, and other services to HomeLife and has concluded that such services are compatible with Schwartz, Levitzky, Feldman llp's and Rotenberg & Co., LLP's role as HomeLife's independent auditors for the year ended May 31, 2002 and 2003, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     HOMELIFE, INC.
     Registrant

     By:  /s/ Andrew Cimerman                      Date: September 15, 2003
          -------------------                            -------------------
          Chief Executive Officer, President, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By:  /s/ Andrew Cimerman                      Date: September 15, 2003
          -------------------                            -------------------
          Chief Executive Officer, President, Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of HomeLife Inc.'s (the "Company") Annual Report on Form 10-KSB for the period ending May 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Cimerman, the President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                         /s/ Andrew Cimerman
                                         -------------------
                                         Andrew Cimerman
                                         President and
                                         Chief Executive Officer

Date:  September 15, 2003

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of HomeLife Inc.'s (the "Company") Annual Report on Form 10-KSB for the period ending May 31, 2003, with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marie M. May, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                         /s/ Marie M. May
                                         ----------------
                                         Marie M. May
                                         Chief Financial Officer

Date:  September 15, 2003

                         HOMELIFE, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            AT MAY 31, 2003 AND 2002

                         HOMELIFE, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            AT MAY 31, 2003 AND 2002

                                TABLE OF CONTENTS

Independent Auditors' Report                                            1

Consolidated Balance Sheets                                             2

Consolidated Statements of Operations                                   3

Consolidated Statements of Cash Flows                                   4

Consolidated Statements of Stockholders' Equity                         5

Notes to Consolidated Financial Statements                         6 - 22

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  and Stockholders
HomeLife, Inc. and Subsidiaries
(A Nevada Corporation)
Fountain Valley, California

     We have audited the accompanying consolidated balance sheet of HomeLife, Inc. and Subsidiaries as of May 31, 2003, and the related consolidated statements of changes in stockholders' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of HomeLife, Inc. and Subsidiaries as of May 31, 2002, were audited by other auditors whose report dated August 1, 2002, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the year ended May 31, 2003 financial statements referred to above present fairly, in all material respects, the financial position of HomeLife, Inc. and Subsidiaries as of May 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and, at May 31, 2003, has a significant working capital deficiency. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  September 4, 2003

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT MAY 31, 2003 AND 2002

                                                         2003          2002
ASSETS

     CURRENT ASSETS

          Cash                                      $    123,794   $    113,475
          Marketable securities, at fair value               900            900
          Accounts receivable, net (note 4)               25,869         23,802
          Prepaid expenses and deposits                   34,532         34,649
                                                    ---------------------------
                                                         185,095        172,826

     PROPERTY AND EQUIPMENT, NET (note 5)                199,780        259,058

     GOODWILL, NET (note 6)                              225,943        359,167

     OTHER ASSETS, NET (note7)                           198,541        250,393

     PURCHASED FRANCHISE RIGHTS (note 8)                  20,000         60,000
                                                    ---------------------------
                                                    $    829,359   $  1,101,444
                                                    ---------------------------

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT MAY 31, 2003 AND 2002

                                                         2003          2002
LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES

          Bank indebtedness (note 9)                $     43,861   $     83,077
          Accounts payable                               247,978        238,207
          Reserve for warranty                            75,000         54,589
          Preferred dividends payable                      8,770          6,770
          Deferred revenue                                85,785        136,165
                                                    ---------------------------
                                                         461,394        518,808

     DEFERRED REVENUE                                     88,740        113,020

     DUE TO STOCKHOLDER                                  223,032         90,885

     MINORITY INTEREST                                    19,509         31,683
                                                    ---------------------------
                                                         792,675        754,396
                                                    ---------------------------

STOCKHOLDERS' EQUITY

     CAPITAL STOCK (note 10)                           1,031,109      1,031,109

     ADDITIONAL PAID IN CAPITAL (note 10)              3,487,472      3,487,472

     ACCUMULATED OTHER COMPREHENSIVE
       INCOME (note 14)                                    4,715          4,715

     ACCUMULATED DEFICIT                              (4,486,612)    (4,176,248)
                                                    ---------------------------
                                                          36,684        347,048
                                                    ---------------------------
                                                    $    829,359   $  1,101,444
                                                    ===========================

     The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MAY 31, 2003 AND 2002

                                                         2003          2002
     REVENUE

          Royalty and franchise fees                $    508,152   $    692,294
          Warranty fees                                  207,883        219,873
          Mortgage financing fees                         26,614         23,693
          Real estate brokerage                               --        411,776
          Other income                                   186,159        225,234
                                                    ---------------------------
                                                         928,808      1,572,870

     DIRECT COSTS                                        241,603        631,789
                                                    ---------------------------
                                                         687,205        941,081
                                                    ---------------------------
     EXPENSES

          Salaries and fringe benefits                   316,788        338,588
          General and administrative                     332,388        477,989
          Occupancy                                       59,679         73,703
          Financial                                       12,658         97,426
          Depreciation                                    61,154         68,281
          Amortization                                    51,852         51,852
          Impairment loss on goodwill                    133,224             --
          Impairment loss on purchased
             franchise rights                             40,000         79,500
                                                    ---------------------------
                                                       1,007,743      1,187,339
                                                    ---------------------------

     LOSS BEFORE GAIN ON DISPOSAL OF SUBSIDIARY         (320,538)      (246,258)
     GAIN ON DISPOSAL OF SUBSIDIARY (note 2c)                 --         26,330
                                                    ---------------------------

     LOSS BEFORE MINORITY INTEREST                      (320,538)      (219,928)
          Minority interest                               12,174          2,712
                                                    ---------------------------

     NET LOSS                                           (308,364)      (217,216)
     Preferred dividends                                  (2,000)        (2,000)
                                                    ---------------------------

     NET LOSS APPLICABLE TO COMMON
       SHARES                                       $   (310,364)  $   (219,216)
                                                    ===========================

     BASIC AND FULLY DILUTED LOSS
       PER COMMON SHARE                             $      (0.05)  $      (0.04)
                                                    ===========================

     WEIGHTED-AVERAGE NUMBER
       OF COMMON SHARES                                6,108,586      5,834,887
                                                    ===========================

     The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 2003 AND 2002

                                                         2003          2002
     CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                  $   (308,364)  $   (217,216)
          Adjustments to reconcile net loss to net
              cash from operating activities
          Amortization                                    51,852         51,852
          Depreciation                                    61,154         68,281
          Impairment loss on goodwill                    133,224             --
          Impairment loss on purchased franchise
            rights                                        40,000         79,500
          Change in value of minority interest           (12,174)        (2,712)
          Loss on trading securities                          --          4,350
          Gain on disposal of subsidiary assets               --        (26,330)
          Shares issued for services                          --         34,250
          Warrants issued for services                        --          8,564
          Changes in assets and liabilities
          Accounts receivable                             (2,067)       111,095
          Notes receivable                                    --          6,006
          Prepaid expenses and deposits                      117         22,939
          Accounts payable                                52,856       (122,331)
          Reserve for warranty                            20,411          9,686
          Deferred revenue                               (74,660)      (111,626)
          Due to stockholder                              59,864         50,885
                                                    ---------------------------
                                                          22,213        (32,807)
                                                    ---------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES
               Purchases of property and equipment        (1,876)            --
               Proceeds from sale of subsidiary
                 assets                                       --         38,700
                                                    ---------------------------
                                                          (1,876)        38,700
                                                    ---------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES
          Advances from (repayments on)
            bank indebtedness, net                       (10,018)        32,847
                                                    ---------------------------

     EFFECT OF FOREIGN CURRENCY
          EXCHANGE RATE CHANGES                               --            854
                                                    ---------------------------

     NET CHANGE IN CASH                                   10,319         39,594
          Cash, beginning of year                        113,475         73,881
                                                    ---------------------------

     CASH, END OF YEAR                              $    123,794   $    113,475
                                                    ---------------------------

     SUPPLEMENTAL DISCLOSURE OF CASH
       FLOW INFORMATION
          Interest paid                             $      3,401   $     13,887
                                                    ===========================
          Income taxes paid                         $         --   $         --
                                                    ===========================

     The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 2003 AND 2002

                                                                                                                        Accumulated
                                                       Class A               Class AA        Additional                    Other
                              Common Stock       Preferred Stock - 6%   Preferred Stock - 8%   Paid in    Accumulated  Comprehensive
                           Shares      Amount     Shares      Amount      Share     Amount     Capital       Deficit      Income

BALANCE, MAY 31, 2001     5,463,586   $  5,205     10,000   $1,000,000        50   $ 25,000   $3,195,562   $(3,707,032)  $  3,861

Issuance of Common
  stock (note 10)           645,000        645         --           --        --         --       42,169           --          --
Write off of subscription
  receivable (note 10)           --        259         --           --        --         --      249,741     (250,000)         --
Foreign currency
  translation                    --         --         --           --        --         --           --           --         854
Net loss applicable to
  common shares                  --         --         --           --        --         --           --     (219,216)         --
                         --------------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 2002     6,108,586      6,109     10,000    1,000,000        50     25,000    3,487,472   (4,176,248)      4,715

Net loss applicable to
  common shares                  --         --         --           --        --         --           --     (310,364)         --
                         --------------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 2003     6,108,586   $  6,109     10,000   $1,000,000        50   $ 25,000   $3,487,472   $(4,486,612)  $  4,715
                         ========================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

1.   MANAGEMENT'S PLANS AND FUTURE OPERATIONS

     At May 31, 2003, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, negative cash flow from operations and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

     a) During the prior fiscal year, the company closed the operations of an unprofitable subsidiary, HomeLife Builders Realty (Calgary) Ltd, and sold certain assets.

     b) During the prior fiscal year, certain cost cutting measures were implemented to significantly reduce office rental costs, payroll expenses and certain SEC filing costs in the Michigan and California offices.

     c) During the prior fiscal year, the company settled certain lawsuits regarding Network and International Estates which will further reduce legal fees and management involvement.

     d)   The company is currently focusing on:
          -    the core business of franchising,
          -    the home warranty business,
          - attempting to raise additional funding through private and public offering,
          -    investigating and pursing potential mergers/acquisitions.

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

2.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

     These consolidated financial statements consolidate, using the purchase method, the accounts of the company and its subsidiaries listed below:

     a)   Wholly-owned subsidiaries

          HomeLife Realty Services, Inc., FamilyLife Realty Services, Inc., MaxAmerica Financial Services, Inc., Red Carpet Broker Network, Inc., National Sellers Network, Inc., HomeLife Builders Realty (Calgary) Ltd. (certain of this subsidiary's assets were sold on August 31, 2001. [see note 2c]), Aspen Benson & May LLC, HomeLife California Realty, Inc., HomeLife California Properties, Inc. (formerly known as HomeLife Properties Inc.), and Real Estate School of Southern California.

     b)   Majority-owned subsidiaries

          The Keim Group Ltd. ("Keim") and MaxAmerica Home Warranty Company ("MaxAmerica") - 93.33% and 82.72% respectively.

          On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these consolidated financial statements include the financial results of the subsidiaries for the years ended May 31, 2003 and 2002.

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

2.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION (cont'd)

     c)   Business dispositions by the company were as follows:

          On August 31, 2001, the company sold certain assets of HomeLife Builders Realty (Calgary) Ltd. for $38,700. The company recorded a gain on the sale of the subsidiary's assets of $26,330.

          There were no business dispositions during the year ended May 31, 2003.

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

     iii) Cash and Cash Equivalents

          Cash and cash equivalents include cash on hand, amounts due to banks and any other highly liquid investments purchased with a maturity of three months or less. The company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts. The carrying amount approximates fair value because of the short-term maturity of those instruments.

     iv)  Accounts Receivable and Allowance for Doubtful Accounts

          Accounts receivable are stated net of allowance for doubtful accounts. The company estimates the allowance based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $17,450 and $57,450 at May 31, 2003 and 2002, respectively.

     v)   Marketable Securities

          Marketable securities represent trading equity securities which have been reflected at their fair market value at the year end.

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     vi)  Other Financial Instruments

          The carrying amount of the company's other financial instruments approximates fair value because of the short maturity of these instruments or the current nature of interest rates borne by these instruments.

     vii) Long-term Financial Instruments

          The fair value of each of the company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the company's current borrowing rate for similar instruments of comparable maturity would be.

     viii)Depreciation of Property and Equipment

          Depreciation   of  property  and  equipment  is  provided   using  the
          straight-line method as follows:

          Furniture and fixtures                               7 years
          Computer equipment and software                      7 years
          Leasehold improvements                               7 years
          Automobile                                           4 years

     ix)  Goodwill

          During the prior fiscal year, the company adopted the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company began applying the new accounting rules effective June 1, 2001. Consequently the company has changed its accounting policy of amortizing goodwill over 40 years to the amortization provisions of SFAS No. 142.

     x)   Amortization of Other Assets

          Amortization of other assets is on a straight-line basis over their estimated useful lives as follows:

          Trademarks and franchise rights                     10 years

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     xi)  Impairment of Long-Term Assets

          In accordance with the provisions of SFAS No. 121 Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be disposed of, the company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of May 31, 2003, management expects its long-lived assets to be fully recoverable.

     xii) Due to Stockholder

          Certain disbursements of the company have been paid by a major stockholder, and accordingly, a liability to the stockholder has been recorded. Also included in the account is the deferred portion of the President's salary, a major stockholder. The balance at May 31, 2003 and 2002 was $223,032 and $90,885, respectively. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the company has imputed interest at the prime rate plus 1%. Imputed interest expense for the years ended May 31, 2003 and 2002 was $8,402 and $-0-, respectively.

     xiii)Revenue Recognition

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

     xiv) Income taxes

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

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     xv)  Stock-Based Compensation

          In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for consolidated financial statements for fiscal years beginning after December 15, 1995. The company has adopted the disclosure provisions of SFAS No. 123 for employee stock based compensation. Accordingly, compensation cost for stock option is measured as the excess, if any, of the quoted market price of the company's stock at the measurement date over the amount an employee must pay to acquire the stock. See note 10 (f) for a summary of the pro-forma EPS determined as if the company had applied FAS No. 123. The company's stock option plan prior to 1997 which vested immediately and therefore there were no expense amounts to be reflected in the current consolidated financial statements. The company has used the fair value approach for stock option plan granted to non-employees according to EITF 96-18. There were no stock options granted to non-employees during the years ended May 31, 2003 and 2002.

     xvi) Foreign Currency Translation

          Homelife Builders Realty (Calgary) Ltd., a wholly-owned subsidiary, maintains its books and records in Canadian dollars. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expenses accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into U.S. dollars at the rates on the respective dates or at any other certain rates. Adjustments resulting from the translation are included in accumulated other comprehensive income in stockholders' equity.

     xvii)Net Loss and Fully Diluted Net Loss Per Weighted Average Common Stock

          Net loss per common stock is computed by dividing net loss for the year by the weighted average number of common stock outstanding during the year.

          Fully diluted net loss per common stock is computed by dividing net loss for the year by the weighted average number of common stock outstanding during the year, assuming, except where the result would be anti-dilutive, that all convertible Preferred shares were converted, the contingent common stock were issued, the warrant was exercised, and the stock options granted were exercised (note 10).

     xviii)Use of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     xix) Recent Accounting Pronouncements

          In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issued No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement requires recognition of a liability for a cost associated with exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS 146 to have a material impact on the Company's financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 123 has been amended to require disclosure of additional information concerning the effects of stock-based employee compensation on earnings. Finally, SFAS 148 amends APB Opinion 28, Interim Financial Reporting, to call for disclosure of SFAS 123 proforma information on a quarterly basis. SFAS 148 is effective for fiscal years ending after December 15, 2002. Interim quarterly disclosures are required for reports containing condensed financial statements for periods beginning after December 15, 2002.

     xx)  Reclassifications

          Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

4.   ACCOUNTS RECEIVABLE
                                                         2003          2002

Accounts receivable                                 $     43,319   $     81,252
Less:  Allowance for doubtful accounts                    17,450         57,450
                                                    ---------------------------
Accounts receivable, net                            $     25,869   $     23,802
                                                    ===========================

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

5.   PROPERTY AND EQUIPMENT
                                                         2003          2002

     Furniture and fixtures                         $    230,759   $    230,759
     Computer equipment and software                     599,038        597,162
     Leasehold improvements                               13,734         13,734
     Automobile                                           19,865         19,865
                                                    ---------------------------
     Cost                                                863,396        861,520
                                                    ---------------------------

     Less: Accumulated depreciation

     Furniture and fixtures                              192,329        178,689
     Computer equipment and software                     447,042        399,628
     Leasehold improvements                                4,380          4,280
     Automobile                                           19,865         19,865
                                                    ---------------------------

                                                         663,616        602,462
                                                    ---------------------------

     Net book value                                 $    199,780   $    259,058
                                                    ===========================

     Depreciation expense for the years ended May 31, 2003 and 2002 was $61,154 and $68,281, respectively.

6.   GOODWILL

                                                         2003          2002

     Cost                                           $    393,617   $    393,617
     Less:  Impairment loss                              133,224             --
                                                    ---------------------------

                                                         260,393        393,617
     Less:  Accumulated amortization                      34,450         34,450
                                                    ---------------------------

                                                    $    225,943   $    359,167
                                                    ===========================

     During the year ended May 31, 2003, cash flows were less than expected for home warranty fees due to the loss of key personnel. As a result, based on an analysis of the present value of future cash flows, it was determined that the goodwill for the home warranty segment was impaired in full. The company recorded an impairment loss of $133,224 during the year ended May 31, 2003. The remaining goodwill balance represents goodwill associated with the real estate franchise segment.

     No impairment losses were recorded during the year ended May 31, 2002.

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

6.   GOODWILL (cont'd)

     During the year ended May 31, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These statements require the Company to evaluate the carrying value of goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in writedowns that could adversely affect the Company's earnings.

     In accordance with the requirements of SFAS No. 142, the company has not amortized goodwill for the years ended May 31, 2003 and 2002.

7.   OTHER ASSETS

                                                         2003          2002

     Trademarks and franchise rights                $    200,000   $    200,000
     Franchise software                                  502,846        502,846
                                                    ---------------------------
     Cost                                                702,846        702,846
                                                    ---------------------------
     Less:  Accumulated amortization

     Trademarks and franchise rights                     131,167        122,549
     Franchise software                                  373,138        329,904
                                                    ---------------------------
                                                         504,305        452,453
                                                    ---------------------------
     Net book value                                 $    198,541   $    250,393
                                                    ===========================

     Amortization expense for each of the years ended May 31, 2003 and 2002 was $51,852.

     The estimated annual amortization expense for the five years succeeding May 31, 2003 are as follows:

     2004                                                          $     51,852
     2005                                                                51,852
     2006                                                                51,852
     2007                                                                 8,617
     2008                                                                 8,617
     Thereafter                                                          25,751
                                                                   ------------
                                                                   $    198,541
                                                                   ============

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

8.   PURCHASED FRANCHISE RIGHTS
                                                         2003          2002

     Purchased franchise rights                     $     60,000   $    139,500
     Less:  Impairment loss                               40,000         79,500
                                                    ---------------------------
                                                    $     20,000   $     60,000
                                                    ===========================

     During the prior fiscal year, the company received a franchise right in lieu of payment of a note receivable from a franchisee.

     Monthly royalty fees are to be received from each of the offices in this area. The royalty fees are based on a percent of the gross revenue of the respective offices. The franchise rights were tested for impairment. The cash flows from these rights are lower due to expected collectibility of the royalty fees. Thus impairment losses of $40,000 and $79,500 were recognized during the years ended May 31, 2003 and 2002, respectively.

9.   BANK INDEBTEDNESS

     At May 31, 2003, the company had two available lines of credit under bank loan agreements. The two lines amount to $95,000 of available credit, with a combined outstanding balance of $43,861, and were unsecured operating credit lines bearing interest at variable rates ranging from prime plus 2 1/2% to prime plus 6 1/2%. These lines were held by the corporate office in California and are guaranteed by a major stockholder of the company. During the year ended May 31, 2003, a major stockholder paid off, in full, the line of credit held by the former Calgary office. The balance paid off by the stockholder is now reflected in the Due to Stockholder line on the Balance Sheet.

     At May 31, 2002, the company had three available lines of credit under bank loan agreements. Two of the lines amount to $95,000 of available credit, with a combined outstanding balance of $53,879, and were unsecured operating credit lines bearing interest at variable rates ranging from prime plus 2 1/2% to prime plus 6 1/2%. These lines were held by the corporate office in California. The third line of credit amounted to $29,198 (Canadian $50,000) and was held by the Calgary office. This operating credit facility bears interest at the bank's prime lending rate plus 2% per annum with interest payable monthly. All three credit facilities are guaranteed by a major shareholder of the company.

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

10.  CAPITAL STOCK

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

          100,000,000 Common shares of $0.001 par value

          Issued
                                                         2003          2002

          10,000 Class A Preferred shares           $  1,000,000   $  1,000,000
          50 Class AA Preferred shares                    25,000         25,000
          6,108,586  Common shares                         6,109          6,109
                                                    ---------------------------

                                                    $  1,031,109   $  1,031,109
                                                    ===========================

     b)   Shares issued since June 1, 2001 were as follows:

          i)   Common shares

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

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

10.  CAPITAL STOCK (cont'd)

          i)   Common shares (cont'd)

               On November 13, 2002, the company entered into a settlement agreement whereby agreeing to accept 150,000 shares of stock in Berkshire Asset Management, Inc. Based on the fair market value of the stock received, the company has determined that there is no asset to record.

                                                         Capital        Paid in
                                             Number       stock         capital

During the year ended May 31, 2002,
105,000 Common shares were issued in
consideration of services rendered at
the fair market value of services
received                                     105,000     $    105      $  7,145

During the year ended May 31, 2002,
540,000 Common shares were issued for
acquisition of assets (note 14d)             540,000          540        26,460

During the year ended May 31, 2002,
replacement warrants were issued                  --           --         8,564
                                            -----------------------------------

                                             645,000     $    645      $ 42,169
                                            ===================================

     c)   Contingent shares to be issued

          In the purchase agreement for the acquisition of Builders Realty (Calgary) Ltd., the company issued common stock as part of the purchase price. The value of the common stock issued was set at $5 per share which was substantially higher than the current market value. The company agreed that if the actual market value of the stock did not reach $5 per share within one year, the stockholders of Builders Realty (Calgary) Ltd., would be issued either additional Common shares of HomeLife, Inc. or cash to complete the transaction (note 13).

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

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

10.  CAPITAL STOCK (cont'd)

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

     f)   Stock option plan

          At May 31, 2003, options to various employees of the company to acquire 130,000 Common stock had been granted under the stock option plan with the following terms:

          100,000 Common shares at $3 per share, granted in February, 1998, vested and exercisable for 5 years (these options were extended for one additional year during the year ended May 31, 2003).

          30,000 Common shares at $5 per share, granted in September, 1998, vested and exercisable for 5 years

          Pro-forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, and has been determined as if the company had accounted for its employee stock options based on fair values at the grant date for options granted. The company's pro-forma information for the year ended May 31, 2003 and 2002 would have been as follows:

                                                  2003             2003             2002             2002
                                          ------------     ------------    -------------    -------------
                                           As Reported        Pro-Forma      As Reported        Pro-Forma
                                          ------------     ------------    -------------    -------------

          Net loss for common shares      $   (310,364)    $   (310,364)    $   (219,216)    $   (219,216)

          Basic and fully diluted loss
            per Common share              $      (0.05)    $      (0.05)    $      (0.04)    $      (0.04)

     g)   Earnings per share

          The fully diluted earnings per share does not include the issuance of shares which would be anti-dilutive arising from the following:

          i.   Conversion of 10,000 Class A Preferred shares to Common shares
          ii.  Conversion of 50 Class AA Preferred shares to Common shares

          iii. Exercise of warrant which entitles holder to acquire 200,000 Common shares at $1.75 per share

          iv. Exercise of stock options to acquire 130,000 issuance of Common shares
          v.   Common stock which may be required [note 10(c)]

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

11.  INCOME TAXES
                                                         2003          2002
     a)   Current                                   $         --   $         --
          Deferred                                            --             --
                                                    ---------------------------
                                                    $         --   $         --
                                                    ===========================

     b)   The components of deferred income taxes are comprised as follows:

          Losses carried-forward                    $  1,260,000   $    950,000
          Valuation allowance                         (1,260,000)      (950,000)
                                                    ---------------------------
                                                    $         --   $         --
                                                    ===========================

     c) At May 31, 2003, the company had non-capital losses available for carry-forward of approximately $2,800,000. These losses expire after May 31, 2023.

12.  PROPOSED REORGANIZTION

     On October 1, 2002, the company entered into a reorganization agreement with Anza Capital Inc. The reorganization agreement was conditioned upon the approval of the Board of Directors and shareholders of HomeLife Inc., as well as the shareholders of Anza Capital, Inc. Had the agreement been approved, under the agreement, all assets of HomeLife Inc., with the exception of the public entity and the Red Carpet real estate brokerage trademark and associated franchise operations, would have been assigned to Family Life Realty Services, Inc., in exchange for the majority interest in HomeLife Inc. of Mr. Andrew Cimerman.

     This proposed reorganization was terminated in agreement by all parties on March 12, 2003.

13.  CONTINGENT LIABILITIES

     The company is involved in a lawsuit with the sellers of Builders Realty (Calgary) Ltd. to reduce the purchase price paid for Builders Realty (Calgary) Ltd. The sellers of Builders Realty (Calgary) Ltd. have filed a counter lawsuit for breach of contract. Settlement discussions between the parties are in progress and a final settlement agreed to by both parties is expected during the next fiscal year.

     In connection with the above lawsuit, the company has filed a claim against the solicitors who were responsible for setting up the original transaction between the company and the sellers of Builders Realty (Calgary) Ltd. Further action with this case will be dependent on the outcome of the above mentioned lawsuit.

     In addition to the above lawsuits, the sellers of Builders Realty (Calgary) Ltd., through another business entity, have filed a lawsuit against Builders Realty (Calgary) Ltd. for unpaid rents and commissions and damages incurred at rental offices. Management is defending its position, with any further action with this case being dependent on the outcome of the above mentioned lawsuits.

     On July 31, 2003, several realtors formerly employed by Builders Realty (Calgary) Ltd. filed a lawsuit against the company seeking payment of unpaid commissions. These commissions the Company is holding in a trust fund as required by a court order. The company's defense position in regards to this case will be dependent on the outcome of the above mentioned lawsuits.

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

13.  CONTINGENT LIABILITIES (cont'd)

     The company is involved in a lawsuit with a franchisee of Red Carpet Keim, a wholly-owned subsidiary of the company. A claim in the amount of $124,800 was filed on September 13, 2002 as a result of the deterioration in value of the individual's stock value of HomeLife, Inc. Additionally, the company has filed a counter claim against the franchisee for non-payment of royalty and franchise fees. During the year ended May 31, 2003, a court settlement offer was declined by the respective parties. Subsequently, the parties have taken the above mentioned matter to binding arbitration and expect to settle the matter during the next fiscal year.

     Should any expenditures be incurred by the company for the resolution of any of the above mentioned lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

14.  COMPREHENSIVE INCOME

     The company has adopted SFAS No. 130, Reporting Comprehensive Income, as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the consolidated financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                         2003          2002

     Net loss                                       $   (308,364)  $   (217,216)
     Other comprehensive gain
     Foreign currency translation adjustments                 --            854
                                                    ---------------------------
     Comprehensive loss                             $   (308,364)  $   (216,362)
                                                    ===========================

15.  SEGMENTED INFORMATION

     Segmented information has been provided for the company on the basis of different geographic areas and different services. The revenue for Canada is substantially all derived from real estate brokerage.

     a)   Revenue by Geographic Area
                                                         2003          2002

          United States of America                  $    928,808   $  1,135,939
          Canada                                              --        436,931
                                                    ---------------------------
                                                    $    928,808   $  1,572,870
                                                    ===========================

     b)   Net loss by Geographic Area

          United States of America                  $   (308,364)  $   (219,336)
          Canada                                              --          2,120
                                                    ---------------------------
                                                    $   (308,364)  $   (217,216)
                                                    ===========================

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

15.  SEGMENTED INFORMATION (cont'd)

                                                         2003          2002
     c)   Identifiable Assets by Geographic Area

          United States of America                  $    829,359   $  1,101,444
          Canada                                              --             --
                                                    ---------------------------
                                                    $    829,359   $  1,101,444
                                                    ===========================

     d)   Amortization by Geographic Area

          United States of America                  $     51,852   $     51,852
          Canada                                              --             --
                                                    ---------------------------
                                                    $     51,852   $     51,852
                                                    ===========================

     e)   Depreciation by geographic area

          United States of America                  $     61,154   $     68,281
          Canada                                              --             --
                                                    ---------------------------
                                                    $     61,154   $     68,281
                                                    ===========================

     f)   Interest by geographic area

          United States of America                  $     11,803   $     13,887
          Canada                                              --             --
                                                    ---------------------------
                                                    $     11,803   $     13,887
                                                    ===========================

     g)   Revenue by industry

          Real estate franchise                     $    508,152   $    692,294
          Real estate brokerage                               --        411,776
          Mortgage financing                              26,614         23,693
          Home warranty                                  207,883        219,873
          Other income                                   186,159        225,234

                                                    ---------------------------
     Total                                          $    928,808   $  1,572,870
                                                    ===========================

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

15.  SEGMENTED INFORMATION (cont'd)

                                                         2003          2002

     h)   Net loss by industry

          Real estate franchise                     $   (246,756)  $   (206,412)
          Real estate brokerage                               --          2,120
          Mortgage financing                                 454         (1,302)
          Home warranty                                  (64,262)       (12,888)
          Other                                            2,200          1,266
                                                    ---------------------------
          Total                                     $   (308,364)  $   (217,216)
                                                    ===========================

     i)   Identifiable assets by industry

          Real estate franchise                     $    682,314   $    908,305
          Real estate brokerage                               --             --
          Mortgage financing                              75,575         75,120
          Home warranty                                   55,545        104,295
          Other                                           15,925         13,724
                                                    ---------------------------
          Total                                     $    829,359   $  1,101,444
                                                    ===========================

     j)   Amortization by industry

          Real estate franchise                     $     51,852   $     51,852
          Real estate brokerage                               --             --
          Home warranty                                       --             --
                                                    ---------------------------
          Total                                     $     51,852   $     51,852
                                                    ===========================

     k)   Depreciation by industry

          Real estate franchise                     $     61,010   $     68,137
          Real estate brokerage                               --             --
          Home warranty                                      144            144
                                                    ---------------------------
          Total                                     $     61,154   $     68,281
                                                    ===========================

     l)   Interest by industry

          Real estate franchise                     $     11,803   $     13,887
          Real estate brokerage                               --             --
          Home warranty                                       --             --
                                                    ---------------------------
          Total                                     $     11,803   $     13,887
                                                    ===========================

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

16.  COMMITMENTS

     The company has operating leases for premises which extend through May 31, 2006. Future minimum rental payments as of May 31, 2003 under the operating lease agreements are as follows:

     2004                                                            $   47,375
     2005                                                                30,375
     2006                                                                30,375
                                                                     ----------
                                                                     $  108,125
                                                                     ==========

     Rent expense for the years ended May 31, 2003 and 2002 was $54,928 and $69,169, respectively.

17.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     a) The company issued 105,000 common shares in lieu of payment of expenses during the year ended May 31, 2002.

     b) The company received franchise rights in lieu of payment of notes receivable of $139,500 during the year ended May 31, 2002.

     c) A major stockholder paid off all the outstanding payables and the revolving line of credit for the Builders Realty (Calgary) Ltd. subsidiary in exchange for a single payable to him during the year ended May 31, 2003, in the amount of $72,283.

18.  RELATED PARTY TRANSACTIONS

                                                         2003          2002

     Licensing expense accrued or paid to
       a company controlled by the President        $     10,000   $     10,000
     Purchase of franchise rights (note 8)          $         --   $     60,000
     President's salary expense accrued             $     20,000   $     20,000