Form 10QSB
period 2003-08-31
HOMELIFE INC
filed 2003-10-15
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2003

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

          NEVADA                                                  33-0680443
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


9475 Heil Avenue Suite D, Fountain Valley, CA                        92708
-----------------------------------------------                 ---------------
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

                                 Yes [X] No [ ]

        The issuer had 6,108,586 shares outstanding as of August 31, 2003

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                 HOMELIFE, INC.

                                      INDEX
                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION                                                1.

Item 1. Financial Statements                                                  1.

        Consolidated Balance Sheet at August 31, 2003 (Unaudited)             1.

        Consolidated Statements of Operations for the three months ended      3.
            August 31, 2003 and 2002 (Unaudited)

        Consolidated Statements of Cash Flows for the three months ended      4.
            August 31, 2003 and 2002 (Unaudited)

        Notes to Consolidated Financial Statements                            5.

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operation                                                  6.

Item 3. Controls and Procedures                                               8.

PART II - OTHER INFORMATION                                                   8.

Item 1. Legal Proceedings                                                     8.

Item 2. Changes in Securities and Use of Proceeds                             9.

Item 3. Defaults Upon Senior Securities                                       9.

Item 4. Submission of Matters to a Vote of Security Holders                   9.

Item 5. Other Information                                                     9.

Item 6. Exhibits and Reports on Form 8-K                                      9.
        (a)  Exhibits
        (b)  Reports on Form 8-K

PART I - FINANCIAL INFORMATION

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AT AUGUST 31, 2003
(UNAUDITED)

ASSETS
Current Assets
     Cash                                                           $    106,025
     Marketable securities, at fair value                                    900
     Accounts receivable, net                                             26,294
     Prepaid expenses and deposits                                        34,532
                                                                    ------------
                                                                         167,751

     Property and Equipment, net                                         183,844

     Goodwill                                                            225,943

     Other Assets, net                                                   185,578

     Purchased Franchise Rights                                           20,000
                                                                    ------------

                                                                    $    783,116
                                                                    ============

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
AT AUGUST 31, 2003
(UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
     Current Liabilities

     Bank indebtedness                                             $     45,317
     Accounts payable                                                   243,702
     Reserve for warranty                                                75,000
     Preferred dividends payable                                          9,270
     Deferred revenue                                                    80,140
                                                                   ------------
                                                                        453,429

     Deferred Revenue                                                    88,740

     Due to Stockholder                                                 243,032

     Minority Interest                                                   19,509
                                                                   ------------
                                                                        804,710

     Stockholders' Equity (Deficit)

     Capital Stock                                                    1,031,109

     Additional Paid in Capital                                       3,487,472

     Accumulated Other Comprehensive Income                               4,715

     Accumulated Deficit                                             (4,544,890)
                                                                   ------------

                                                                        (21,594)
                                                                   ------------

                                                                   $    783,116
                                                                   ============

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
(UNAUDITED)
                                                      2003             2002
                                                  ------------     ------------
REVENUE

Royalty and franchise fees                        $    120,586     $    133,316
Warranty fees                                           33,242           49,741
Other income                                            28,823           51,925
                                                  -----------------------------
                                                       182,651          234,982

DIRECT COSTS                                            42,674           51,335
                                                  -----------------------------
                                                       139,977          183,647
EXPENSES

Salaries and fringe benefits                            65,885           79,043
General and administrative                              86,866           59,510
Occupancy                                               14,637           15,448
Financial                                                1,468            1,735
Depreciation                                            15,936           16,046
Impairment loss on purchased franchise rights               --           10,000
Amortization                                            12,963           12,963
                                                  -----------------------------
                                                       197,755          194,745

LOSS BEFORE MINORITY INTEREST                          (57,778)         (11,098)

Minority interest                                           --              807
                                                  -----------------------------

NET LOSS                                               (57,778)         (10,291)

Preferred dividends                                       (500)              --
                                                  -----------------------------

NET LOSS APPLICABLE TO COMMON
   SHARES                                              (58,278)         (10,291)
                                                  =============================

BASIC AND FULLY DILUTED LOSS
 PER COMMON SHARE                                 ($      0.01)    $       0.00
                                                  =============================

WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARES                                       6,108,586        6,108,586
                                                  =============================

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
(UNAUDITED)

                                                      2003             2002
                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $    (57,778)    $    (10,291)
Adjustments to reconcile net loss to
  net cash from operating activities
Depreciation                                            15,936           16,046
Amortization                                            12,963           12,963
Change in value of minority interest                        --             (807)
Impairment loss on purchased franchise rights               --           10,000
Changes in assets and liabilities
Accounts receivable                                       (425)           6,163
Prepaid expenses and deposits                               --             (213)
Accounts payable                                        (4,276)          (6,542)
Reserve for warranty                                        --              463
Due to stockholder                                      20,000               --
Deferred revenue                                        (5,645)          (6,995)
                                                  -----------------------------
                                                       (19,225)          20,787
                                                  -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                        --               --
                                                  -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (repayments on)
   bank indebtedness, net                                1,456           (2,971)
                                                  -----------------------------

NET CHANGE IN CASH                                     (17,769)          17,816
Cash, beginning of period                              123,794          113,475
                                                  -----------------------------

CASH, END OF PERIOD                               $    106,025     $    131,291
                                                  =============================

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
      Interest paid                               $      1,086     $      1,507
                                                  =============================

      Income taxes paid                           $         --     $         --
                                                  =============================

                         HOMELIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   MANAGEMENT'S PLAN AND FUTURE OPERATIONS

     At August 31, 2003, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, negative cash flow from operations and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

     1. During fiscal year 2002, the company closed the operations of an unprofitable subsidiary, HomeLife Builders Realty (Calgary) Ltd, and sold certain assets.

     2.   The company is currently focusing on:

          -    the core business of franchising,

          -    the home warranty business,

          - attempting to raise additional funding through private and public offering,

          -    investigating and pursuing potential mergers/acquisitions.

     3. The company is considering issuing stock to major shareholders in return for working capital and to retire existing debt.

     The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary in the event that the Company is unable to continue as a going concern.

NOTE 2.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

     The condensed consolidated financial statements of HomeLife, Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB Annual Report , and other reports filed with the SEC.

     The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole. Certain financial information that is not required for interim financial reporting purposes has been omitted.

     RECLASSIFICATIONS
     Certain   amounts  in  the  prior  year  financial   statements  have  been
     reclassified to conform with the current year presentation.

NOTE 3.   STOCK OPTION GRANTS

     The Company has a stock option plan under which employees, non-employee directors, consultants and investors may be granted options to purchase shares of the Company's common stock. Options have varying vesting and expiration dates.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. Accordingly, no compensation expense has been recognized for its employee stock options. During the year ended May 31, 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

     The following table illustrates the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented:

     Three months ended August 31,         2003           2003           2002           2002
                                     ----------     ----------     ----------     ----------

                                    As Reported      Pro-Forma    As Reported      Pro-Forma
                                     ----------     ----------     ----------     ----------
     Net loss for common shares      $  (58,278)    $  (58,278)    $  (10,291)    $  (10,291)
     Basic and fully diluted loss
         per Common share            $    (0.01)    $    (0.01)    $    (0.00)    $    (0.00)

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

THREE MONTHS ENDED AUGUST 31, 2003 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2002 (UNAUDITED).

     REVENUES. The Company generated gross sales of $182,651 for the quarter ended August 31, 2003 compared to gross sales of $234,982 for the quarter ended August 31, 2002. Revenue by business segment is shown below:

                                   August 31, 2003         August 31, 2002
                                    Amount       %          Amount       %
                                    ------      ---         ------      ---
     Royalty & franchise fees    $  120,586      66      $  133,316      57
     Home warranty sales             33,242      18          49,741      21
     Other                           28,823      16          51,925      22
                                 ----------     ---      ----------     ---
     TOTAL                       $  182,651     100      $  234,982     100
                                 ==========     ===      ==========     ===

Each business segment had lower sales in the current quarter compared to the prior year.

Royalty fees & franchise fees combined decreased from the prior fiscal year due to fewer transactions in the current fiscal year. The real estate market in Michigan has suffered a slow down.

Home warranty sales were lower in the current year first quarter compared to the same period in the prior year due to a general downturn in the Michigan real estate market. The Company has sold fewer policies in the first quarter of 2004 compared to first quarter of 2003.

     DIRECT COSTS. Consistent with the decrease in overall revenues , direct costs have decreased from the prior year. Gross margin is slightly lower in the current year, due to slightly higher costs associated with the warranty revenue.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $79,043 for the three months ended August 31, 2002 to $65,885 for the three months ended August 31, 2003. This decrease of $13,158 was the result of two employees who left the company and have not been replaced.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased to $86,866 for the quarter ended August 31, 2003 from $59,910 for the quarter ended August 31, 2002. The increase was primarily due to expenditures to boost sales such as telemarketing, mailings and supplies.

     OCCUPANCY. The decrease of $811 in occupancy costs from first quarter fiscal year 2003 compared to first quarter fiscal year 2002 results from the reduction of the office space in the prior year.

     FINANCIAL. Financial costs were comparable for the two periods.

     DEPRECIATION. Depreciation of fixed assets was comparable for both periods.

     AMORTIZATION. Amortization of intangibles was comparable for both periods.

     IMPAIRMENT LOSS. There was no impairment loss recognized during the first quarter of the current fiscal year.

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

The company has experienced recurring operating losses and has a working capital deficiency of $285,678 as of August 31, 2003. Management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

Foreign Franchisees. Foreign franchisees consist of the sale of a master franchise agreement to an individual in Germany. Payments for this agreement were scheduled to be made in 12 quarterly payments beginning in October 1999. Only partial payments have been received, however, and the company is now in negotiations with the obligor to restructure this obligation. Continued default of this agreement will deprive the Company of the anticipated payments, but is anticipated to have no adverse consequences to the operations of the Company, since it has no commitments of capital of other resources to its foreign franchisees. During the fiscal year 2001, the company sold master franchise agreements in Portugal and China. During the prior fiscal year, the company received payments on the master franchise agreements in Portugal and China. No payments were received in the prior fiscal year or the first quarter of the current fiscal year. However, payment is expected during fiscal year 2004.

ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Andrew Cimerman, the Company's Chief Executive Officer and Marie M. May, the Company's Chief Financial Officer, as of a date within 45 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

          Exhibit
          Number    Title
          ------    -----
          31        Certification  Pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002

          32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K:

               None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELIFE, INC.
--------------
Registrant

By: /s/ Andrew Cimerman                           Date: October 15 , 2003
    ---------------------------------------             ------------------------
    Chief Executive Officer, President, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Cimerman Date:                           October 15, 2003
    ---------------------------------------             ------------------------
    Chief Executive Officer, President, Director