Form 10QSB
period 2003-11-30
HOMELIFE INC
filed 2004-01-13
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2003

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

     NEVADA                                             33-0680443
     -------------------------------                    -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)


     9475 Heil Avenue Suite D, Fountain Valley, CA      92708
     ---------------------------------------------      ---------------
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

                                 Yes  X     No

       The issuer had 6,108,586 shares outstanding as of November 30, 2003

Transitional Small Business Disclosure Format (check one):

                                 Yes        No  X

                                 HOMELIFE, INC.

                                      INDEX
                                                                        PAGE NO.
                                                                        --------

PART I -  FINANCIAL INFORMATION                                              1.

Item 1.   Financial Statements                                               1.

          Consolidated Balance Sheet at November 30, 2003 (Unaudited)        1.

          Consolidated Statements of Operations for the three months
               ended November 30, 2003 and 2002 (Unaudited)                  3.

          Consolidated Statements of Operations for the six months
               ended November 30, 2003 and 2002 (Unaudited)                  4.

          Consolidated Statements of Cash Flows for the six months
               ended November 30, 2003 and 2002 (Unaudited)                  5.

          Notes to Consolidated Financial Statements                         6.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation.                                7.

Item 3.   Controls and Procedures.                                           10.

PART II - OTHER INFORMATION                                                  10.

Item 1.   Legal Proceedings.                                                 10.

Item 2.   Changes in Securities and Use of Proceeds.                         11.

Item 3.   Defaults Upon Senior Securities.                                   11.

Item 4.   Submission of Matters to a Vote of Security Holders.               11.

Item 5.   Other Information.                                                 11.

Item 6.   Exhibits and Reports on Form 8-K.                                  11.
          (a)  Exhibits
          (b)  Reports on Form 8-K

PART I - FINANCIAL INFORMATION

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AT NOVEMBER 30, 2003
(UNAUDITED)


ASSETS
Current Assets
     Cash                                                           $    101,360
     Marketable securities, at fair value                                    900
     Accounts receivable, net                                             19,591
     Prepaid expenses and deposits                                        35,107
                                                                    ------------
                                                                         156,958

     Property and Equipment, net                                         167,920

     Goodwill                                                            225,943

     Other Assets, net                                                   172,615

     Purchased Franchise Rights                                           20,000
                                                                    ------------

                                                                    $    743,436
                                                                    ============

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
AT NOVEMBER 30, 2003
(UNAUDITED)


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
     Current Liabilities

     Bank indebtedness                                             $     42,649
     Accounts payable                                                   239,370
     Reserve for warranty                                                65,000
     Preferred dividends payable                                          9,770
     Deferred revenue                                                    74,495
                                                                   ------------
                                                                        431,284

     Deferred Revenue                                                    88,740

     Due to Stockholder                                                 250,532

     Minority Interest                                                   19,509
                                                                   ------------
                                                                        790,065

     Stockholders' Equity (Deficit)

     Capital Stock                                                    1,031,109

     Additional Paid in Capital                                       3,487,472

     Accumulated Other Comprehensive Income                               4,715

     Accumulated Deficit                                             (4,569,925)
                                                                   ------------

                                                                        (46,629)
                                                                   ------------

                                                                   $    743,436
                                                                   ============

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
(UNAUDITED)

                                                      2003             2002
                                                      ----             ----
REVENUE

Royalty and franchise fees                        $    118,695     $    131,434
Warranty fees                                           28,007           52,042
Other income                                             6,448           25,461
                                                  -----------------------------

                                                       153,150          208,937

DIRECT COSTS                                            12,955           51,018
                                                  -----------------------------

                                                       140,195          157,919
                                                  -----------------------------
EXPENSES

Salaries and fringe benefits                            55,356           72,509
General and administrative                              64,556           92,539
Occupancy                                               14,566           15,452
Financial                                                1,365            1,312
Depreciation                                            15,924           15,036
Impairment loss on purchased franchise rights               --          100,000
Amortization                                            12,963           12,963
                                                  -----------------------------

                                                       164,730          309,811
                                                  -----------------------------

LOSS BEFORE MINORITY INTEREST                          (24,535)        (151,892)

Minority interest                                           --            1,253
                                                  -----------------------------

NET LOSS                                               (24,535)        (150,639)

Preferred dividends                                       (500)              --
                                                  -----------------------------

NET LOSS APPLICABLE TO COMMON
   SHARES                                              (25,035)        (150,639)
                                                  =============================

BASIC AND FULLY DILUTED LOSS
 PER COMMON SHARE                                 $       0.00     $      (0.02)
                                                  =============================

WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARES                                       6,108,586        6,108,586

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002
(UNAUDITED)

                                                      2003             2002
                                                      ----             ----
REVENUE

Royalty and franchise fees                        $    239,281     $    264,750
Warranty fees                                           61,249          101,783
Other income                                            35,271           77,386
                                                  -----------------------------

                                                       335,801          443,919

DIRECT COSTS                                            55,629          102,353
                                                  -----------------------------

                                                       280,172          341,566
                                                  -----------------------------
EXPENSES

Salaries and fringe benefits                           121,241          151,552
General and administrative                             151,422          152,049
Occupancy                                               29,203           30,900
Financial                                                2,833            3,047
Depreciation                                            31,860           31,082
Impairment loss on purchased franchise rights               --          110,000
Amortization                                            25,926           25,926
                                                  -----------------------------

                                                       362,485          504,556
                                                  -----------------------------

LOSS BEFORE MINORITY INTEREST                          (82,313)        (162,990)

Minority interest                                           --            2,060
                                                  -----------------------------

NET LOSS                                               (82,313)        (160,930)

Preferred dividends                                     (1,000)              --
                                                  -----------------------------

NET LOSS APPLICABLE TO COMMON
   SHARES                                              (83,313)        (160,930)
                                                  =============================

BASIC AND FULLY DILUTED LOSS
 PER COMMON SHARE                                 $      (0.01)    $      (0.03)
                                                  =============================

WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARES                                       6,108,586        6,108,586
                                                  =============================

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002
(UNAUDITED)

                                                               2003             2002
                                                               ----             ----
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $    (82,313)    $   (160,930)
   Adjustments to reconcile net loss to net
     cash from operating activities
   Depreciation                                                  31,860           31,082
   Amortization                                                  25,926           25,926
   Change in value of minority interest                              --           (2,060)
   Impairment loss on purchased franchise rights                     --           20,000
   Impairment loss on goodwill of subsidiary                         --           90,000
   Changes in assets and liabilities
   Accounts receivable                                            6,278             (336)
   Prepaid expenses and deposits                                   (575)            (213)
   Accounts payable                                              (8,608)           7,244
   Reserve for warranty                                         (10,000)           1,918
   Due to stockholder                                            27,500               --
   Deferred revenue                                             (11,290)         (13,990)
                                                           -----------------------------

                                                                (21,222)          (1,359)
                                                           -----------------------------

   CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                          --           (1,876)
                                                           -----------------------------

   CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from (repayments on) bank indebtedness, net          (1,212)          (3,520)
                                                           -----------------------------


   NET CHANGE IN CASH                                           (22,434)          (6,755)
   Cash, beginning of period                                    123,794          113,475
                                                           -----------------------------


   CASH, END OF PERIOD                                     $    101,360     $    106,720
                                                           =============================

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
   Interest paid                                           $      2,259     $      2,627
                                                           =============================

   Income taxes paid                                       $         --     $         --
                                                           =============================

                         HOMELIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   MANAGEMENT'S PLAN AND FUTURE OPERATIONS

          At November 30, 2003, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, negative cash flow from operations and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:


          1. Management is currently reviewing all options in respect to finding a possible solution for future growth and profitability of the company. The board and management is in discussions with professional advisors as to the direction and options the company can take in the future.

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

          The following table illustrates the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented:

          Six months ended November 30,      2003           2003           2002           2002
                                          ----------     ----------     ----------     ----------

                                          As Reported     Pro-Forma     As Reported     Pro-Forma
                                          ----------     ----------     ----------     ----------
          Net loss for common shares      $  (83,313)    $  (83,313)    $ (160,930)    $ (160,930)
          Basic and fully diluted loss
            per Common share              $    (0.01)    $    (0.01)    $    (0.03)    $    (0.03)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company has experienced growth primarily through its acquisitions of and combinations with various other companies. This includes the acquisition in August 1996 of the Keim Group of Companies and MaxAmerica Home Warranty Company (Michigan) adding 60 real estate offices and a home warranty company in Michigan. In 1997, the company purchased certain assets of S & S Acquisition Corp. providing the company with Red Carpet Real Estate Services and National Real Estate Services adding 58 real estate offices. The acquisition of the real estate computer technology of House by Mouse and Virtual Assistant provided the Company with the ability to enhance its Internet communication services to its franchises. In July 1997, the Company acquired the licensing agreements, trademarks and franchise offices of Network Real Estate, Inc. This acquisition provided the Company with an additional 12 offices in Northern California and access to the "high-end" luxury division of "International Estates". In February 1998, the Company acquired Builders Realty (Calgary) Ltd. providing access to the Alberta, Canada market in both retail real estate and mortgage loans. Certain assets of Builders Realty (Calgary) were sold during fiscal year 2002. On September 15, 1998, the Company purchased the stock of the investment banking firm of Aspen, Benson and May, LLC for Common stock.

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

THREE MONTHS ENDED  NOVEMBER 30, 2003  (UNAUDITED)  COMPARED TO THE THREE MONTHS
--------------------------------------------------------------------------------
ENDED NOVEMBER 30, 2002 (UNAUDITED).
------------------------------------

     REVENUES. The Company generated gross sales of $153,150 for the quarter ended November 30, 2003 compared to gross sales of $208,937 for the quarter ended November 30, 2002. Revenue by business segment is shown below:

                                   November 30, 2003      November 30, 2002
                                      Amount      %          Amount      %
                                      ------     ---         ------     ---
     Royalty & franchise fees      $  118,695     78      $  131,434     63
     Home warranty sales               28,007     18          52,042     25
     Other                              6,448      4          25,461     12
                                   ----------    ---      ----------    ---
     TOTAL                         $  153,150    100      $  208,937    100
                                   ==========    ===      ==========    ===

Each business segment had lower sales in the current quarter compared to the prior year.

Royalty fees & franchise fees combined decreased from the prior fiscal year due to fewer transactions in the current fiscal year. The real estate market in Michigan has suffered a slow down.

Home warranty sales were lower in the current year second quarter compared to the same period in the prior year due to a general downturn in the Michigan real estate market. The Company has sold fewer policies in the second quarter of 2004 compared to second quarter of 2003.

     DIRECT COSTS. Direct costs have decreased from the prior year, due to the overall decrease in revenues and lower costs associated with the warranty revenue. Gross margin is higher in the current year, primarily due to lower costs associated with the warranty revenue.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $72,509 for the three months ended November 30, 2002 to $55,356 for the three months ended November 30, 2003. This decrease of $17,153 was the result of two employees who left the company and have not been replaced.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased from $92,539 for the quarter ended November 30, 2002 to $64,556 for the quarter ended November 30, 2003. The decrease was primarily due to lower legal fees incurred in the current year as well as overall cost cutting measures by the company.

     OCCUPANCY. Occupancy costs were comparable for the two periods.

     FINANCIAL. Financial costs were comparable for the two periods.

     DEPRECIATION. Depreciation of fixed assets was comparable for both periods.

     IMPAIRMENT LOSS. There was no impairment loss recognized during the second quarter of the current fiscal year.

     AMORTIZATION. Amortization of intangibles was comparable for both periods.

SIX MONTHS ENDED NOVEMBER 30, 2003 (UNAUDITED)  COMPARED TO THE SIX MONTHS ENDED
--------------------------------------------------------------------------------
NOVEMBER 30, 2002 (UNAUDITED).
------------------------------

     REVENUES. The Company generated gross sales of $335,801 for the six months ended November 30, 2003 compared to gross sales of $443,919 for the six months ended November 30, 2002. Revenue by business segment is shown below:

                                   November 30, 2003      November 30, 2002
                                      Amount      %          Amount      %
                                      ------     ---         ------     ---
     Royalty & franchise fees      $  239,281     71      $  264,750     60
     Home warranty sales               61,249     18         101,783     23
     Other                             35,271     11          77,386     17
                                   ----------    ---      ----------    ---
     TOTAL                         $  335,801    100      $  443,919    100
                                   ==========    ===      ==========    ===

Each business segment had lowe r sales in the current year compared to the prior year.

Royalty fees & franchise fees combined decreased from the prior fiscal year due to fewer transactions in the current fiscal year. The real estate market in Michigan has suffered a slow down. Additionally, there have been no new master franchise agreements sold during the current year.

Home warranty sales were lower in the current year compared to the same period in the prior year due to a general downturn in the Michigan real estate market. The Company has sold fewer policies in the first half of 2004 compared to the first half of 2003.

     DIRECT COSTS. Direct costs have decreased from the prior year, due to the overall decrease in revenues and lower costs associated with the warranty revenue. Gross margin is higher in the current year, primarily due to lower costs associated with the warranty revenue.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $151,552 for the six months ended November 30, 2002 to $121,241 for the six months ended November 30, 2003. This decrease of $30,311 was the result of two employees who left the company and have not been replaced.

     GENERAL  AND   ADMINISTRATIVE.   General  and  administrative   costs  were
comparable for the two periods.

     OCCUPANCY. Occupancy costs were comparable for the two periods.

     FINANCIAL. Financial costs were comparable for the two periods.

     DEPRECIATION. Depreciation of fixed assets was comparable for both periods.

     IMPAIRMENT LOSS. There was no impairment loss recognized during the fist half of the current fiscal year.

     AMORTIZATION. Amortization of intangibles was comparable for both periods.

LIQUIDITY AND CAPITAL RESOURCES. The Company has lines of credit with two banks with available credit of $95,000. The capital requirements of the Company are for operating expenses and to service and use of its lines of credit. In the prior fiscal year, the Company recorded a loss on its marketable security as the share price had declined in the public market from the purchase share price. The Company has recorded significant operating losses in the prior two years. These losses are primarily due to amortization and depreciation, write down of goodwill, and impairment of franchise rights purchased. The company does not have any derivative instruments or hedging activities therefore, the company believes that SFAS No. 133 will have no material impact on the company's financial statements or notes thereto.

The company has experienced recurring operating losses and has a working capital deficiency of $274,326 as of November 30, 2003. Management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

Foreign Franchisees. Foreign franchisees consist of the sale of a master franchise agreement to an individual in Germany. Payments for this agreement were scheduled to be made in 12 quarterly payments beginning in October 1999. Only partial payments have been received, however, and the company is now in negotiations with the obligor to restructure this obligation. Continued default of this agreement will deprive the Company of the anticipated payments, but is anticipated to have no adverse consequences to the operations of the Company, since it has no commitments of capital of other resources to its foreign franchisees. During the fiscal year 2001, the company sold master franchise agreements in Portugal and China. During the prior fiscal year, the company received payments on the master franchise agreements in Portugal and China. No payments were received in the prior fiscal year or the first half of the current fiscal year. However, payment is expected during fiscal year 2004.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The company is involved in a lawsuit with the sellers of Builders Realty (Calgary) Ltd. to reduce the purchase price paid for Builders Realty (Calgary) Ltd. The sellers of Builders Realty (Calgary) Ltd. have filed a counter lawsuit for breach of contract. Settlement discussions between the parties are in progress and a final settlement agreed to by both parties is expected during the current fiscal year.

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

The company is involved in a lawsuit with a franchisee of Red Carpet Keim, a wholly-owned subsidiary of the company. A claim in the amount of $124,800 was filed on September 13, 2002 as a result of the deterioration in value of the individual's stock value of HomeLife, Inc. Additionally, the company has filed a counter claim against the franchisee for non-payment of royalty fees and franchise fees. During the year ended May 31, 2003, a court settlement offer was declined by the respective parties. Subsequently, the parties have taken the above mentioned matter to binding arbitration and expect to settle the matter during the current fiscal year.

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

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K:

               None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     HOMELIFE, INC.
     Registrant

     By:  /s/ Andrew Cimerman                          Date: January 13, 2004
          ---------------------------------------            -------------------
          Chief Executive Officer, President, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     By:  /s/ Andrew Cimerman                          Date: January 13, 2004
          ---------------------------------------            -------------------
          Chief Executive Officer, President, Director