Form 10QSB
period 2004-02-29
HOMELIFE INC
filed 2004-04-14
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2004

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

                                 Yes [X] No [ ]

     The issuer had 6,108,586 shares outstanding as of February 29, 2004

     Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                 HOMELIFE, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION                                              1.

Item 1.  Financial Statements                                               1.

         Consolidated Balance Sheet at February 29, 2004 (Unaudited)        1.

         Consolidated Statements of Operations for the three months ended   3.
             February 29, 2004 and February 28, 2003 (Unaudited)

         Consolidated Statements of Operations for the nine months ended    4.
             February 29, 2004 and February 28, 2003 (Unaudited)

         Consolidated Statements of Cash Flows for the nine months ended    5.
             February 29, 2004 and February 28, 2003 (Unaudited)

         Notes to Consolidated Financial Statements                         6.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation.                                          7.

Item 3.  Controls and Procedures.                                          10.

PART II - OTHER INFORMATION                                                10.

Item 1.  Legal Proceedings.                                                10.

Item 2.  Changes in Securities and Use of Proceeds.                        11.

Item 3.  Defaults Upon Senior Securities.                                  11.

Item 4.  Submission of Matters to a Vote of Security Holders.              11.

Item 5.  Other Information.                                                11.

Item 6.  Exhibits and Reports on Form 8-K.                                 11.
         (a)  Exhibits
         (b)  Reports on Form 8-K

PART I - FINANCIAL INFORMATION

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AT FEBRUARY 29, 2004
(UNAUDITED)

ASSETS
Current Assets
          Cash                                            $     88,332
          Marketable securities, at fair value                     900
          Accounts receivable, net                              22,791
          Prepaid expenses and deposits                         35,407
                                                          ------------
                                                               147,430

          Property and Equipment, net                          150,484

          Goodwill                                             225,943

          Other Assets, net                                    159,652

          Purchased Franchise Rights                            20,000
                                                          ------------

                                                          $    703,509
                                                          ============

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
AT FEBRUARY 29, 2004
(UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
          Current Liabilities

          Bank indebtedness                              $     40,731
          Accounts payable                                    230,803
          Reserve for warranty                                 66,158
          Preferred dividends payable                          10,270
          Deferred revenue                                     68,850
                                                         ------------
                                                              416,812

          Deferred Revenue                                     88,740

          Due to Stockholder                                  261,117

          Minority Interest                                    19,509
                                                         ------------
                                                              786,178

          Stockholders' Equity (Deficit)

          Capital Stock                                     1,031,109

          Additional Paid in Capital                        3,487,472

          Accumulated Other Comprehensive Income                4,715

          Accumulated Deficit                              (4,605,965)
                                                         ------------

                                                              (82,669)
                                                         ------------

                                                         $    703,509
                                                         ============

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
(UNAUDITED)

                                               2004             2003
                                           ------------     ------------
          REVENUE

          Royalty and franchise fees       $    114,961     $     76,424
          Warranty fees                          21,035           31,719
          Other income                           21,225           51,621
                                           ------------     ------------

                                                157,221          159,764

          DIRECT COSTS                           26,260           45,857
                                           ------------     ------------

                                                130,961          113,907
                                           ------------     ------------
          EXPENSES

          Salaries and fringe benefits           52,678           72,601
          General and administrative             63,690           42,433
          Occupancy                              14,814           14,875
          Financial                               4,920             (327)
          Depreciation                           17,436           15,036
          Amortization                           12,963           12,963
                                           ------------     ------------

                                                166,501          157,581
                                           ------------     ------------

          LOSS BEFORE MINORITY INTEREST         (35,540)         (43,674)

          Minority interest                          --            5,818
                                           ------------     ------------

          NET LOSS                              (35,540)         (37,856)

          Preferred dividends                      (500)              --
                                           ------------     ------------

          NET LOSS APPLICABLE TO COMMON
             SHARES                             (36,040)         (37,856)
                                           ============     ============

          BASIC AND FULLY DILUTED LOSS
             PER COMMON SHARE              $      (0.01)    $      (0.01)
                                           ============     ============

          WEIGHTED-AVERAGE NUMBER OF
             COMMON SHARES                    6,108,586        6,108,586

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
(UNAUDITED)

                                               2004             2003
                                           ------------     ------------
          REVENUE

          Royalty and franchise fees       $    354,242     $    341,174
          Warranty fees                          82,284          133,502
          Other income                           56,496          129,007
                                           ------------     ------------

                                                493,022          603,683

          DIRECT COSTS                           81,889          148,210
                                           ------------     ------------

                                                411,133          455,473
                                           ------------     ------------
          EXPENSES

          Salaries and fringe benefits          173,919          224,153
          General and administrative            215,115          194,482
          Occupancy                              44,017           45,775
          Financial                               7,753            2,720
          Depreciation                           49,296           46,118
          Impairment loss on purchased
             franchise rights                        --          110,000
          Amortization                           38,889           38,889
                                           ------------     ------------

                                                528,989          662,137
                                           ------------     ------------

          LOSS BEFORE MINORITY INTEREST        (117,856)        (206,664)

          Minority interest                          --            7,878
                                           ------------     ------------


          NET LOSS                             (117,856)        (198,786)

          Preferred dividends                    (1,500)              --
                                           ------------     ------------

          NET LOSS APPLICABLE TO COMMON
             SHARES                            (119,356)        (198,786)
                                           ============     ============


          BASIC AND FULLY DILUTED LOSS
             PER COMMON SHARE              $      (0.02)    $      (0.03)
                                           ============     ============

          WEIGHTED-AVERAGE NUMBER OF
             COMMON SHARES                    6,108,586        6,108,586

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
(UNAUDITED)

                                                            2004             2003
                                                        ------------     ------------

     CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                           $   (117,856)    $   (198,786)
     Adjustments to reconcile net loss to net cash
       from operating activities
     Depreciation                                             49,299           46,118
     Amortization                                             38,889           38,889
     Change in value of minority interest                         --           (7,878)
     Impairment loss on purchased franchise rights                --           20,000
     Impairment loss on goodwill of subsidiary                    --           90,000
     Changes in assets and liabilities
     Accounts receivable                                       3,078            3,023
     Prepaid expenses and deposits                              (875)             125
     Accounts payable                                        (17,175)          15,291
     Reserve for warranty                                     (8,842)           4,184
     Due to stockholder                                       38,085               --
     Deferred revenue                                        (16,935)         (20,985)
                                                        ------------     ------------

                                                             (32,332)         (10,019)
                                                        ------------     ------------

     CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                     --           (1,876)
                                                        ------------     ------------

     CASH FLOWS FROM FINANCING ACTIVITIES
     Advances from (repayments on) bank
        indebtedness, net                                     (3,130)          (7,674)
                                                        ------------     ------------

     NET CHANGE IN CASH                                      (35,462)         (19,569)
     Cash, beginning of period                               123,794          113,475
                                                        ------------     ------------

     CASH, END OF PERIOD                                $     88,332     $     93,906
                                                        ============     ============


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
     Interest paid                                      $      7,053     $      2,051
                                                        ============     ============

     Income taxes paid                                  $         --     $         --
                                                        ============     ============

                         HOMELIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. MANAGEMENT'S PLAN AND FUTURE OPERATIONS

     At February 29, 2004, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, negative cash flow from operations and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

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

     3. The company is considering issuing stock to major shareholders in return for working capital and to retire existing debt. (see Subsequent Event Footnote 4)

     The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary in the event that the Company is unable to continue as a going concern.

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

     The following table illustrates the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented:

     Nine months ended February 29,        2004             2004             2003             2003
                                       ------------     ------------     ------------     ------------
                                        As Reported        Pro-Forma      As Reported        Pro-Forma
                                       ------------     ------------     ------------     ------------
     Net loss for common shares        $   (119,356)    $   (119,356)    $   (198,786)    $   (198,786)
     Basic and fully diluted loss
          per Common share             $      (0.01)    $      (0.01)    $      (0.03)    $      (0.03)

NOTE 4. SUBSEQUENT EVENT

     On March 24, 2004, the Board of Directors approved a resolution to issue 6,263,300 shares of its common stock to a major shareholder for extinguishment of $250,532 debt. The conversion of the shares were made at a six month average stock price of $0.04 per share. The shares were issued on March 30, 2004.

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

THREE MONTHS ENDED FEBRUARY 29, 2004 (UNAUDITED) COMPARED TO THE THREE MONTHS
-----------------------------------------------------------------------------
ENDED FEBRUARY 28, 2003 (UNAUDITED).
------------------------------------

     REVENUES. The Company generated gross sales of $157,221 for the quarter ended February 29, 2004 compared to gross sales of $159,764 for the quarter ended February 28, 2003. Revenue by business segment is shown below:

                                   February 29, 2004        February 28, 2003
                                    Amount         %          Amount        %
                                    ------         -          ------        -
     Royalty & franchise fees     $   114,961     73        $   76,424     48
     Home warranty sales               21,035     13            31,719     20
     Other                             21,225     14            51,621     32
                                  -----------    ---        ----------     --
     TOTAL                        $   157,221    100        $  159,764    100
                                  ===========    ===        ==========    ===

Overall revenues were comparable for the two periods.

Royalty fees & franchise fees combined increased from the prior fiscal year due to more transactions in the current fiscal year. The real estate market in Michigan is still stagnant but the market in California is still gaining steam.

Home warranty sales were lower in the current year second quarter compared to the same period in the prior year due to a general downturn in the Michigan real estate market. The Company has sold fewer policies in the third quarter of 2004 compared to third quarter of 2003.

     DIRECT COSTS. Direct costs have decreased from the prior year, due to the overall lower costs associated with the warranty revenue. Commissions paid for real estate sales are also lower in conjunction with fewer sales. Gross margin is higher in the current year, primarily due to lower costs associated with the warranty revenue.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $72,601 for the three months ended February 28, 2003 to $52,678 for the three months ended February 29, 2004. This decrease of $19,923 was the result of two employees who left the company and have not been replaced.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased from $42,433 for the quarter ended February 28, 2003 to $63,690 for the quarter ended February 29, 2004. The increase was primarily due to higher legal fees incurred in the current year.

     OCCUPANCY. Occupancy costs were comparable for the two periods.

     FINANCIAL. Financial costs increased over the prior year third quarter due to the recording of interest on the note due to shareholder..

     DEPRECIATION. Depreciation of fixed assets was comparable for both periods.

     IMPAIRMENT LOSS. There was no impairment loss recognized during the third quarter of the current fiscal year.

     AMORTIZATION. Amortization of intangibles was comparable for both periods.

NINE MONTHS ENDED FEBRUARY 29, 2004 (UNAUDITED) COMPARED TO THE NINE MONTHS
----------------------------------------------------------------------------
ENDED FEBRUARY 28, 2003 (UNAUDITED).
------------------------------------

     REVENUES. The Company generated gross sales of $493,022 for the nine months ended February 29, 2004 compared to gross sales of $603,683 for the nine months ended February 28, 2003. Revenue by business segment is shown below:

                                   February 29, 2004      February 28, 2003
                                     Amount        %        Amount        %
                                     ------        -        ------        -
     Royalty & franchise fees      $ 354,242      72      $ 341,174      57
     Home warranty sales              82,284      17        133,502      22
     Other                            56,496      11        129,007      21
                                   ---------     ---      ---------      --
     TOTAL                         $ 493,022     100      $ 603,683     100
                                   =========     ===      =========     ===

Overall sales in the current year were lower compared to the prior year.

Royalty fees & franchise fees combined increased slightly over the prior fiscal year due to more transactions in the current fiscal year. The majority of the increase in transactions came in the third quarter. The real estate market in California is doing well but the market in Michigan is still slow.

Home warranty sales were lower in the current year compared to the same period in the prior year due to a general downturn in the Michigan real estate market. The Company has sold fewer policies in the first nine months of 2004 compared to the first nine months of 2003.

     DIRECT COSTS. Direct costs have decreased from the prior year, due to the overall decrease in revenues and lower costs associated with the warranty revenue. Gross margin is higher in the current year, primarily due to lower costs associated with the warranty revenue.

     SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $224,153 for the nine months ended February 28, 2003 to $173,919 for the nine months ended February 29, 2004. This decrease of $50,234 was the result of two employees who left the company and have not been replaced.

     GENERAL AND ADMINISTRATIVE. General and administrative costs were higher in the current fiscal year due to increased legal fees and business promotion over the prior year.

     OCCUPANCY. Occupancy costs were comparable for the two periods.

     FINANCIAL. Financial costs increased over the prior year third quarter due to the recording of interest on the amount due to shareholder.

     DEPRECIATION. Depreciation of fixed assets was comparable for both periods.

     IMPAIRMENT LOSS. There was no impairment loss recognized during the current fiscal year.

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

The company has experienced recurring operating losses and has a working capital deficiency of $269,382 as of February 29, 2004. Management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

Foreign Franchisees. Foreign franchisees consist of the sale of a master franchise agreement to an individual in Germany. Payments for this agreement were scheduled to be made in 12 quarterly payments beginning in October 1999. Only partial payments have been received, however, and the company is now in negotiations with the obligor to restructure this obligation. Continued default of this agreement will deprive the Company of the anticipated payments, but is anticipated to have no adverse consequences to the operations of the Company, since it has no commitments of capital of other resources to its foreign franchisees. During the fiscal year 2001, the company sold master franchise agreements in Portugal and China. During the prior fiscal year, the company received payments on the master franchise agreements in Portugal and China. No payments were received in the prior fiscal year or the first three quarters of the current fiscal year.

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

The company is involved in a lawsuit with a franchisee of Red Carpet Keim, a wholly-owned subsidiary of the company. A claim in the amount of $124,800 was filed on September 13, 2002 as a result of the deterioration in value of the individual's stock value of HomeLife, Inc. Additionally, the company has filed a counter claim against the franchisee for non-payment of royalty fees and franchise fees. During the year ended May 31, 2003, a court settlement offer was declined by the respective parties. Subsequently, the parties have taken the above mentioned matter to binding arbitration and expect to settle the matter during the current fiscal year or beginning of next fiscal year.

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

     HOMELIFE, INC.
     --------------
     Registrant

     By: /s/ Andrew Cimerman                            Date:  April 13, 2004
         --------------------------------------------          --------------
         Chief Executive Officer, President, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By: /s/ Andrew Cimerman                            Date:  April 13, 2004
         --------------------------------------------          --------------
         Chief Executive Officer, President, Director