Form 10KSB
period 2004-05-31
HOMELIFE INC
filed 2004-09-13
CIK 1024048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2004

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

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended May 31, 2004, were $769,230. As of May 31, 2004, Registrant had 12,371,886 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $212,638. This calculation is based upon the closing sales price of $0.07 per share on May 31, 2004.

Transitional Small Business Disclosure Format (check one).   Yes [ ]   No [X]

The following documents are incorporated herein by reference: none.

                                TABLE OF CONTENTS

PART I                                                                          PAGE
------                                                                          ----
Item 1     Description of Business                                                1

Item 2     Description of Property                                                6

Item 3     Legal Proceedings                                                      6

Item 4     Submission of Matters to a Vote of Security Holders                    7

PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters  7

Item 6     Management's Discussion and Analysis                                   7

Item 7     Financial Statements                                                  11

Item 8     Changes In and Disagreements With Accountants On Accounting and
           Financial Disclosure                                                  11
Item 8A    Controls and Procedures                                               11

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                     12

Item 10    Executive Compensation                                                13

Item 11    Security Ownership of Certain Beneficial Owners and
           Management                                                            14

Item 12    Certain Relationships and Related Transactions                        15

PART IV

Item 13    Exhibits and Reports on Form 8-K                                      16

Item 14    Principal Accountant Fees and Services                                17

PART I

Item 1. Description of Business

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

      As a consequence of the foregoing, the company presently operates through the following:

      o     Wholly-Owned Subsidiaries - active

      HomeLife Realty Services, Inc., MaxAmerica Financial Services, Inc., HomeLife California Properties, Inc. (formerly named HomeLife Properties Inc.), and Real Estate School of Southern California

            Wholly Owned Subsidiaries - inactive

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

      1. Principal Products and Services and their Market

            a. Services and Locations

      The Company maintains its corporate office in Fountain Valley, California and maintains a regional office in Troy, Michigan. HomeLife operates through various subsidiaries and companies servicing its franchised trade names. Through its subsidiary, HomeLife Realty Services, Inc., the Company, services approximately 36 real estate offices in the State of California. Through Red Carpet Keim, the Company services approximately 32 real estate offices in the State of Michigan and through its trade names, Red Carpet Real Estate Services, Network Real Estate and National Real Estate Services, services approximately 30 real estate offices in various states. In addition to the above, the Company offers the following real estate services through its various subsidiaries:

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

      Franchises are operated in Arizona, California, Florida, Illinois, Michigan, Nevada, South Carolina, Texas, and Wisconsin and comprise approximately 98 offices. The franchise relationship is governed by the franchise offering circular applicable to the state in which the franchisee operates and according to the terms and conditions of the "Participating Independent Broker Franchise Agreement". The terms of the franchise agreements vary depending upon the market in which the franchisee operates. From time to time, HomeLife offers incentive or bonus plans to attract new franchise members. These programs may directly or indirectly decrease initial franchise fees of those franchisees entitled to such bonuses or incentives.

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

      7.    Patents, Trademarks, Licenses and Franchises

      The Company owns more than 40 copyrights on unique marketing concepts, which include printed materials for buying and selling property, point of sale and sales follow up techniques. The Company licenses exclusive rights from Jerome's Magic World, Inc., to use its exclusively developed animated characters for its real estate service business for a period of eight years commencing October 30, 1995 and ending October 30, 2003 at a cost of $10,000 per year. The Company renewed the licensing agreement with the following costs: $1 for the years ending October 30, 2004 & 2005 and $5,000 for the years ending October 30, 2006, 2007 & 2008 The Company will then have the option of renewing the agreement at the fair market value. These characters include Jerome the Gnome, Crok `N Roll, The Waz, King D Lish and Rock Head.

      The Company licenses the following trademarks from HomeLife Securities,
Inc.: "Blueprint to Selling Your Home," "Blueprint to Buying a Home," "Family Life Realty Services," "Family HomeLife Realty Services," "Family HomeLife Realty Services" (words only), "Focus 20/20" (words and design), "Higher Standards" (words only), "HomeLife" (words only), "HOMELIFE" (words and design), "HomeLife Higher Standards" (words and design), "HomeLife Realty Services," and "It's What Everyone's Looking For" (words only). These marks are licensed for a period of eight years at no cost to the company. The license commenced on October 30, 1995 and expires on October 30, 2003. The license was renewed for five additional years at no cost to the company.

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

      12.   Employees

      As of the date of this filing statement, HomeLife employs 5 full-time employees. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company has approximately 98 franchise offices.

ITEM 2 - PROPERTIES

      The company leases a 2,000 square foot office in Fountain Valley, California. The lease term expires in June 2006. The company leases, on a month to month basis, its other premise located in Troy, Michigan. Annual lease payments exclusive of property taxes and insurance for all locations through 2006 are $60,750.

ITEM 3 - LEGAL PROCEEDINGS

      The company was involved in a lawsuit with the sellers of Builders Realty (Calgary) Ltd. to reduce the purchase price paid for Builders Realty (Calgary) Ltd. The sellers of Builders Realty (Calgary) Ltd. had filed a counter lawsuit for breach of contract.

      In connection with the above lawsuit, the company filed a claim against the solicitors who were responsible for setting up the original transaction between the company and the sellers of Builders Realty (Calgary) Ltd.

      In addition to the above lawsuits, the sellers of Builders Realty (Calgary) Ltd., through another business entity, filed a lawsuit against Builders Realty (Calgary) Ltd. for unpaid rents and commissions and damages incurred at rental offices.

      On July 31, 2003, several realtors formerly employed by Builders Realty (Calgary) Ltd. filed a lawsuit against the company seeking payment of unpaid commissions. These commissions the Company is holding in a trust fund as required by a court order.

      On July 19, 2004, all of the above mentioned lawsuits were settled at no additional expense to the Company.

      The company was involved in a lawsuit with a franchisee of Red Carpet Keim, a wholly-owned subsidiary of the company. A claim in the amount of $124,800 was filed on September 13, 2002 as a result of the deterioration in value of the individual's stock value of HomeLife, Inc. Additionally, the company has filed a counter claim against the franchisee for non-payment of royalty and franchise fees.

      This lawsuit was settled on August 20, 2004 in the amount of $85,000. This amount has been properly accrued in the current year financial statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      A. Market Information

      The Company's common stock is traded in the over-the-counter bulletin board under the symbol HMLF.

      The following table sets forth the high and low bid prices for the Company's common stock for fiscal years 2003 and 2004 (ended May 31), by quarter. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:

--------------------------------------------------------------------------------
                 2003                    High                   Low
--------------------------------------------------------------------------------
Quarter ended
     August 31                           $ 0.15                 $ 0.07
     November 30                         $ 0.12                 $ 0.04
     February 28                         $ 0.07                 $ 0.01
     May 31                              $ 0.10                 $ 0.03
--------------------------------------------------------------------------------
                 2004
--------------------------------------------------------------------------------
Quarter ended
     August 31                           $ 0.04                 $ 0.03
     November 30                         $ 0.06                 $ 0.04
     February 29                         $ 0.08                 $ 0.04
     May 31                              $ 0.35                 $ 0.04
--------------------------------------------------------------------------------

      B.    Holders

      As of May 31, 2004, there were 1,014 holders of the Company's Common Stock, as reported by the Company's transfer agent.

      C.    Dividends

      The Company has not paid any dividends on its Common stock. As of May 31, 2004 & 2003, the Company has dividends in arrears of $10,770 & $8,770, respectively on its Class AA Preferred Stock.

      D.    Recent Sales of Unregistered Securities and Use of Proceeds

      The Company has not sold any unregistered securities for the years ending May 31, 2004, 2003 and 2002.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following is management's discussion and analysis of HomeLife's financial condition and results of operations for the fiscal years ended May 31, 2004 and 2003. Detailed information is contained in the financial statements included with this document. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The following table sets forth, for the periods indicated, selected financial information for the Company.

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

Results of Operations

      The following table sets forth, for the years indicated, selected financial information for the Company:

================================================================================
                                              Year Ended            Year Ended
                                             May 31, 2004          May 31, 2003
--------------------------------------------------------------------------------
Statement of Operations Data
     Revenue                                  $   769,230           $   928,808
     Net Loss                                 $  (123,043)          $  (310,364)
     Net Loss per share                       $      (.02)                 (.05)
--------------------------------------------------------------------------------
Balance Sheet Data                            $   157,740           $   185,095
     Current Assets
                                              $   131,683           $   199,780
     Total Property & Equipment, Net
                                              $   662,055           $   829,359
     Total Assets
                                              $   457,375           $   461,394
     Total Current Liabilities
                                              $(4,609,655)          $(4,486,612)
     Accumulated Deficit
                                              $   164,173           $    36,684
     Total Stockholder's Equity
================================================================================

Fiscal Year Ended May 31, 2004 compared to Fiscal Year Ended May 31, 2003

         Revenues. The Company generated gross sales of $769,230 for the fiscal year ended May 31, 2004 compared to gross sales of $928,808 for the fiscal year ended May 31, 2003. Revenue by business segment is shown below:

                                       For the year ended     For the year ended
                                          May 31, 2004           May 31, 2003
                                       ------------------     ------------------
                                         Amount       %        Amount        %
                                       --------     -----     --------     -----
Royalty fees                           $453,025      58.9     $477,172      51.4
Franchise fees                          120,320      15.6       30,980       3.3
Mortgage financing                           --        --       26,614       2.9
Home warranty sales                     125,197      16.3      207,883      22.4
Other                                    70,688       9.2      186,159      20.0
                                       --------     -----     --------     -----
TOTAL                                  $769,230     100.0     $928,808     100.0

      The largest decrease in revenue from fiscal year 2003 was from warranty sales & other income. Due to a slow down in the Michigan real estate market and strong competition, warranty sales were lower. Other income was also lower in the current year due to fewer closed escrows from the retail real estate brokerage.

      Royalty fees decreased from $477,172 in fiscal year 2003 to $453,025 for fiscal year 2004. This 5% decrease relates to slightly fewer franchise offices and lower sales in the current year. The current year total number of franchise offices was 98 offices compared to 100 offices in the prior year. Overall sales from the offices were down so in turn, royalty fees were lower.

      Franchise fees increased $89,340 from $30,980 in the prior fiscal year to $120,320 in the current fiscal year. The increase in franchise fees is a result of recognizing the deferred revenue from the purchased franchise rights which were written off during the current year. There were no sales of master franchise agreements during the current fiscal year.

      There was no mortgage financing income in the current year. The Company currently does not have a dedicated representative to selling the mortgage financing as they did in fiscal year 2003.

      Home warranty sales were $125,197 and $207,883 for the fiscal years ended May 31, 2004 and 2003, respectively. The number of warranty contracts sold in the current year was 295 compared to 474 in fiscal year 2003. The company sold fewer contracts during fiscal year 2004 with an average cost per contract also lower than in the prior year.

      Direct Costs. Direct costs for the year ended May 31, 2004 was $95,529 compared to $241,603 for the year ended May 31, 2003. Consistent with the decrease in warranty sales and sales from other income, the direct costs are lower in the current year due to lower warranty expense and sales commissions associated with these revenues.

      Gross Profit Percentage. Gross profit percentage increased from 74% for the year ended May 31, 2003 to 88% for the year ended May 31, 2004. This increase is due to the lower cost of sales.

      Salaries and fringe benefits. Salaries and fringe benefits decreased $95,544, from $316,788 for the fiscal year ended May 31, 2003, to $221,244 for the fiscal year ended May 31, 2004. The decrease in salaries expense relates to one employee in the California office that was replaced during the current year with an employee with a lower salary and one fewer employee in the Michigan office.

      General and administrative. General and administrative costs decreased to $257,674 for the year ended May 31, 2004 from $334,388 for the year ended May 31, 2003. The decrease was primarily due to lower legal fees in the current fiscal year as well as a company wide monitoring of expenditures.

      Occupancy costs. Occupancy costs are comparable for the two periods.

      Financial. Financial costs for the year ended May 31, 2004 was $32,090 compared to $12,658 for the year ended May 31, 2003. This increase is due to the write off of uncollectible receivables as well as the accrual of interest on the amount due to stockholder.

      Depreciation. Depreciation of fixed assets was 11% or $6,943 higher in the current fiscal year than in the prior fiscal year. This results from current year depreciation of leasehold improvements in the Michigan office.

      Impairment loss. In the current fiscal year, the company wrote off the remainder, $20,000, of the purchased franchise rights in accordance with SFAS
144. An impairment loss of $40,000 was recognized during the prior fiscal year.

      Amortization. Amortization of intangibles was comparable for the two periods.

      Liquidity and capital resources. The Company has 3,750 shares of Voice Mobility Inc. as a marketable security, and lines of credit with two banks with available credit of $95,000. The capital requirements of the Company are for operating expenses and to service and use of its lines of credit. The Company has recorded significant operating losses in the prior two years. These losses are primarily due to amortization and depreciation, write down of goodwill, and impairment of franchise rights purchased and the litigation settlement. The company does not have any derivative instruments or hedging activities therefore, the company believes that SFAS No. 133 will have no material impact on the company's financial statements or notes thereto.

      The company has experienced recurring operating losses and has a working capital deficiency of $299,635 as of May 31, 2004. Management has initiated changes in operational procedures, reduced expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

      Foreign Franchisees. Foreign franchisees consist of the sale of a master franchise agreement to an individual in Germany. Payments for this agreement were scheduled to be made in 12 quarterly payments beginning in October 1999. Only partial payments have been received, however, and the company is now in negotiations with the obligor to restructure this obligation. Continued default of this agreement will deprive the Company of the anticipated payments, but is anticipated to have no adverse consequences to the operations of the Company, since it has no commitments of capital of other resources to its foreign franchisees. During the fiscal year 2001, the company sold master franchise agreements in Portugal and China. During fiscal year 2002, the company received payments on the master franchise agreements in Portugal and China. No payments were received in the current fiscal or prior fiscal year. As of May 31, 2004, the Company no longer holds these foreign franchise agreements.

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

ITEM 7. FINANCIAL STATEMENTS

      The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The directors and officers of the company are as follows:

Name                           Age         Position
----                           ---         --------

Andrew Cimerman                56          President and Director

Terry A. Lyles, Ph.D.          45          Director

F. Bryson Farrill              76          Director

Charles Goodson                49          Vice President

Marie May                      37          Chief Financial Officer,
                                             Secretary and Director

Andrew Cimerman, 56, President and Director, has held the positions of Director and President since April 1996. For 7 years prior thereto, he was the founder and majority shareholder of HomeLife Securities, Inc. and its wholly owned subsidiary HomeLife Realty Services, Inc. Mr. Cimerman is the founder, President and majority shareholder of: Simcoe Fox Developments, Ltd., a private development company located in Toronto, Ontario, Canada; HomeLife Cimerman Real Estate Ltd., a Toronto based real estate company; Jerome's Magic World, Inc., the owner of certain animated characters; and, majority shareholder and President of Realty World America, Inc. Mr. Cimerman owns HomeLife Realty Services Inc., a Canadian affiliate which operates a real estate franchise company in Canada. HomeLife Securities is a separate company from HomeLife, Inc. and HomeLife Securities licenses certain "HomeLife" trademarks and service marks to HomeLife, Inc. Mr. Cimerman brings over 30 years of real estate service experience to the company, and is a strong and committed leader focused on the growth and success of the company.

Terry A. Lyles, Ph.D, 45, Director joined the company as a director in August 1997. Dr. Lyles is a national and international speaker and trainer to professional athletes, Fortune 500 Companies, schools, universities and public audiences. Dr. Lyles' program is to reach people around the world with the message of "balance and excellence." For the past 16 years, Dr. Lyles has traveled across the United States and around the world conveying this profound message of "Life Accountability" and "A Better You." Dr. Lyles has conducted a weekly radio program "A Better You" since May 1, 1994, which is currently heard by over 1 million people in 65 nations. Dr. Lyles holds a Ph.D degree in Psychology from Wayne State University in Detroit, Michigan.

F. Bryson Farrill, 76, Director joined the company as a director in February 1997. Mr. Farrill has been in the securities industry for the past 35 years. Mr. Farrill has held various senior positions, including that of President and Chairman of McLeod, Young, Weir International, an investment dealer in Toronto, Canada. He was also the Chairman of Scotia McLeod (USA) Inc. for eleven years. Mr. Farrill's broad experience is not only utilized in the United States and Canada but has served to direct the expansion of McLeod, Young, Weir Ltd. into Europe and Asia through an extensive network of branch offices.

Charles Goodson, 49, Vice President & Director has been employed by the company, or its subsidiary companies since March 1992. Mr. Goodson had 16 years of commercial banking experience prior to joining HomeLife Realty Services. He is a licensed realtor. Mr. Goodson earned his B.S. degree in Business Administration from California State University, Northridge.

Marie M. May, 37, Chief Financial Officer, Secretary and Director has been with the company since July 2000. Ms. May has 15 years experience in finance & accounting mainly related to small emerging businesses. Prior to joining HomeLife Ms. May was Chief Financial Officer for Medical Data International, Inc, a provider of healthcare business information. Ms. May is a certified public accountant and received her B.S. degree in Accounting from Pepperdine University in 1989.

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

ITEM 10-EXECUTIVE COMPENSATION.

      (a)   Summary of Compensation

The following officer of the Company received or accrued the following annual cash salaries and other compensation:

                           Summary Compensation Table

                               Annual Compensation                          Long Term Compensation
                       -----------------------------------      ----------------------------------------------
                                                                        Awards             Payouts
                                                                -------------------   -----------------------
                                                    Other
Name                                                Annual      Restricted
and                                                 Compen-      Stock       Options    LTIP       All Other
Principal Position      Year     Salary      Bonus  sation      Awards        SARs     Payouts   Compensation
------------------      ----     ------      -----  ------      ------        ----     -------   ------------
Andrew Cimerman,        2004     $20,000       --      --          --          --        --           --
President, Director     2003     $20,000       --      --          --          --        --           --
                        2002     $20,000       --      --          --          --        --           --

      (b)   Options/SAR Grants in the last fiscal year

            None.

      (c)   Aggregate Options/SAR Grants

      While the company has not enacted a formal stock option plan for its directors and senior executives, the company has granted certain directors and officers options to purchase common stock of the company. Board of Directors members, Mr. F. Bryson Farrill and Dr. Terry Lyles, were granted options to purchase 50,000 shares of common stock of the company each. The exercise price of the option is $3.00 per share. These options are fully vested and exercisable. Former employee, Gabrielle Jeans, has been granted an option to purchase 30,000 shares of common stock at the exercise price of $5.00 per share. Ms. Jeans' options are also fully vested and exercisable. As of May 31, 2004, all of the above mentioned stock options had expired without being exercised.

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

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of May 31, 2004: (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group.

Name and address of beneficial owner        Amount and nature of beneficial owner(1)    Percent of class
------------------------------------        ----------------------------------------    ----------------
Andrew Cimerman(2)                                     9,013,194(3)                          72.8%
Marie M. May(2)                                           60,000(1)                           0.5%
Charles Goodson(2)                                             0                              0.0%
F. Bryson Farrill(2)                                      10,000                              0.1%
Terry Lyles(2)                                            10,000                              0.1%

All Officers and Directors as a group                  9,093,194                             73.5%

--------------

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

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

      Mr. Cimerman is also the sole shareholder of Jerome's Magic World, Inc., the owner of certain characters licensed to the company. The license of these characters to the Company is for an eight year term expiring in October 2003, at $10,000 per year to the Company. The license was renewed for five additional years at $1 per year for the first two years and $5,000 per year for the remaining three years. Mr. Cimerman is sole shareholder and President of HomeLife Securities, Inc. HomeLife Securities, Inc. licenses certain "HomeLife" trademarks and service marks to the Company. The term of the licensing agreement is eight years commencing October 1995 at no cost to the Company. Thereafter, the license was renewed for additional five years at no cost to the Company.

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

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      The following documents are filed as exhibits to this Report:

3.1 Articles of Incorporation of HomeLife, Inc., a Nevada corporation, dated October 9, 1995*
3.2 Certificate of Amendment of Articles of Incorporation of HomeLife, Inc., a Nevada corporation, dated July 2, 1997*
3.3 Certificate of Amendment of Articles of Incorporation of HomeLife, Inc., a Nevada corporation, dated September 1, 1998*
3.4   Bylaws of HomeLife, Inc., dated October 10, 1995*
4.1   Certificate of Designated Class A Preferred Stock*
4.2   Certificate of Designated Class AA Preferred Stock*
10.1 Lease Agreement dated November 1, 1996 for the office located in Calgary, Alberta, Canada*
10.2 Lease Agreement dated September 1, 1997 for the office located in Airdrie, Alberta, Canada*
10.3 Lease Agreement dated January 15, 1999 for the office located in Newport Beach, California*
10.4 Lease Agreement dated April 12, 1990 for the office located in Newport Beach, California*
10.5 First Addendum to Lease dated April 12, 1990 for the property located in Newport Beach, California*
10.6 Second Addendum to Lease dated July 8, 1993 for the property located in Newport Beach, California*
10.7 Third Addendum to Lease dated July 17, 1996 for the property located in Newport Beach, California*
10.8  Builder's Realty Stock Purchase Agreement dated February 27, 1998*
10.9 Agreement for Purchase of Network Real Estate, Inc. Licensing Agreement and Trademarks, dated June 12, 1998*
10.10 Stock Purchase Agreement, dated July 23, 1998*
10.11 Asset Purchase Agreement, dated January 16, 1997*
10.12 Option Agreement, dated July 10, 1996*
10.13 Asset Purchase Agreement, dated April 13, 1998*
10.14 Loan Purchase Agreement, dated July 7, 1998*
10.15 Agreement and Plan of Acquisition, dated April 15, 1996*
10.16 Agreement and Plan of Acquisition, dated April 15, 1996*
10.18 Form of Participating Independent Broker Franchise Agreement*
10.19 Form of Broker Membership Agreement*
10.20 Stock Purchase Agreement, dated September 10, 1998*
10.21 Employment Agreement between HomeLife, Inc. and Andrew Cimerman*
10.22 Trademark License Agreement between HomeLife, Inc. and Jerome's Magic World, Inc.*
10.23 HomeLife Higher Standards Asset Purchase Agreement, dated January 20,
      1999*
10.24 Acquisition Agreement between Bright Financial Corporation and MaxAmerica Financial Services, Inc.*
21    List of Subsidiaries*
27.1  Financial Data Schedule
31    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on November 2, 1999.

ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The following table sets forth the aggregate fees billed to HomeLife for the years ended May 31, 2004 and May 31, 2003 by Rotenberg & Co., LLP:

                                                Year Ended May 31,
                                            ----------------------------
                                             2004                 2003
                                            -------              -------
Audit Fees                                  $12,500              $20,000
Audit-Related
Fees                                        $    --              $18,000
Tax Fees                                    $    --              $    --
All Other Fees                              $ 6,000              $ 7,000



Audit-related fees billed during the fiscal years ended May 31, 2004 and 2003 were for services related to consents and assistance with and review of documents filed with the Securities and Exchange Commission. All income tax preparation for the Company has been done in house.

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

The Audit Committee has not adopted any polices or procedures for the pre-approval of non-audit services. The Audit Committee has considered the role of Rotenberg & Co., LLP in providing audit, audit-related, and other services to HomeLife and has concluded that such services are compatible with Rotenberg & Co., LLP's role as HomeLife's independent auditors for the years ended May 31, 2004 and 2003.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELIFE, INC.
Registrant


By: /s/ Andrew Cimerman                 Date: September 13 , 2004
   --------------------------------     ----------------------------------------
   Chief Executive Officer,
     President, Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Cimerman                 Date: September 13, 2004
   ---------------------------------    --------------------------
   Chief Executive Officer,
     President, Director

                         HOMELIFE, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            AT MAY 31, 2004 AND 2003

                         HOMELIFE, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            AT MAY 31, 2004 AND 2003


                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm                        1

Consolidated Balance Sheets                                                    2

Consolidated Statements of Operations                                          3

Consolidated Statements of Cash Flows                                          4

Consolidated Statements of Stockholders' Equity                                5

Notes to Consolidated Financial Statements                                6 - 21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Shareholders
HomeLife, Inc. and Subsidiaries
(A Nevada Corporation)
Fountain Valley, California


      We have audited the accompanying consolidated balance sheets of HomeLife, Inc. and Subsidiaries as of May 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended May 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeLife, Inc. and Subsidiaries as of May 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and, at May 31, 2004, has a significant working capital deficiency. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rotenberg & Co., LLP
Rochester, New York
August 20, 2004

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT MAY 31, 2004 AND 2003

                                                              2004          2003

ASSETS

       CURRENT ASSETS

           Cash                                         $  112,974    $  123,794
           Marketable securities, at fair value                900           900
           Accounts receivable, net (note 4)                 8,361        25,869
           Prepaid expenses and deposits                    35,505        34,532
                                                        ------------------------

                                                           157,740       185,095

       PROPERTY AND EQUIPMENT, NET (note 5)                131,683       199,780

       GOODWILL, NET (note 6)                              225,943       225,943

       OTHER ASSETS, NET (note7)                           146,689       198,541

       PURCHASED FRANCHISE RIGHTS (note 8)                      --        20,000
                                                        ------------------------

                                                        $  662,055    $  829,359
                                                        ========================

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT MAY 31, 2004 AND 2003

                                                          2004             2003

LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES

       Bank indebtedness (note 9)                 $     42,689     $     43,861
       Accounts payable                                320,088          256,748
       Reserve for warranty                             51,953           75,000
       Deferred revenue                                 42,645           85,785
                                                  -----------------------------

                                                       457,375          461,394

       DEFERRED REVENUE                                     --           88,740

       Due to Stockholder                               19,664          223,032

       MINORITY INTEREST                                20,843           19,509
                                                  -----------------------------

                                                       497,882          792,675
                                                  -----------------------------

       STOCKHOLDERS' EQUITY

       CAPITAL STOCK (note 10)                       1,037,372        1,031,109

       ADDITIONAL PAID IN CAPITAL (note 10)          3,731,741        3,487,472

       ACCUMULATED OTHER COMPREHENSIVE
            INCOME                                       4,715            4,715

       ACCUMULATED DEFICIT                          (4,609,655)      (4,486,612)
                                                  -----------------------------

                                                       164,173           36,684
                                                  -----------------------------

                                                  $    662,055     $    829,359
                                                  =============================

The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MAY 31, 2004 AND 2003

                                                                     2004             2003

       REVENUE
            Royalty and franchise fees                       $    573,345     $    508,152
            Warranty fees                                         125,197          207,883
            Mortgage financing fees                                    --           26,614
            Other income                                           70,688          186,159
                                                             -----------------------------

                                                                  769,230          928,808

       DIRECT COSTS                                                95,529          241,603
                                                             -----------------------------

                                                                  673,701          687,205
                                                             -----------------------------
       EXPENSES

            Salaries and fringe benefits                          221,244          316,788
            General and administrative                            257,674          334,388
            Occupancy                                              59,453           59,679
            Financial                                              32,090           12,658
            Depreciation                                           68,097           61,154
            Amortization                                           51,852           51,852
            Impairment loss on goodwill                                --          133,224
            Impairment loss on purchased franchise rights          20,000           40,000
            Litigation Settlement                                  85,000               --
                                                             -----------------------------

                                                                  795,410        1,009,743
                                                             -----------------------------

       LOSS BEFORE MINORITY INTEREST                             (121,709)        (322,538)

            Minority interest                                      (1,334)          12,174
                                                             -----------------------------


       NET LOSS                                              $   (123,043)    $   (310,364)
                                                             =============================

       BASIC AND FULLY DILUTED LOSS
          PER COMMON SHARE                                   $      (0.02)    $      (0.05)
                                                             =============================

       WEIGHTED-AVERAGE NUMBER
            OF COMMON SHARES                                    7,169,582        6,108,586
                                                             =============================

The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 2004 AND 2003

                                                                     2004             2003

       CASH FLOWS FROM OPERATING ACTIVITIES
            Net loss                                         $   (123,043)    $   (310,364)
            Adjustments to reconcile net loss to net
                cash from operating activities
            Amortization                                           51,852           51,852
            Bad Debts                                              15,730               --
            Depreciation                                           68,097           61,154
            Impairment loss on goodwill                                --          133,224
            Impairment loss on purchased franchise rights          20,000           40,000
            Change in value of minority interest                    1,334          (12,174)
            Changes in assets and liabilities
            Accounts receivable                                     1,778           (2,067)
            Prepaid expenses and deposits                            (973)             117
            Accounts payable                                       63,340           54,856
            Reserve for warranty                                  (23,047)          20,411
            Deferred revenue                                     (131,880)         (74,660)
            Due to stockholder                                     47,164           59,864
                                                             -----------------------------

                                                                   (9,648)          22,213
                                                             -----------------------------

       CASH FLOWS FROM INVESTING ACTIVITIES
            Purchases of property and equipment                        --           (1,876)
                                                             -----------------------------

       CASH FLOWS FROM FINANCING ACTIVITIES
            Repayments on bank indebtedness, net                   (1,172)         (10,018)
                                                             -----------------------------

       NET CHANGE IN CASH                                         (10,820)          10,319
            Cash, beginning of year                               123,794          113,475
                                                             -----------------------------

       CASH, END OF YEAR                                     $    112,974     $    123,794
                                                             -----------------------------

       SUPPLEMENTAL DISCLOSURE OF CASH
           FLOW INFORMATION
            Interest paid                                    $      4,797     $      3,401
                                                             =============================

            Income taxes paid                                $         --     $         --
                                                             =============================

The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 2004 AND 2003

                                                                                                                        Accumulated
                                                         Class A              Class AA        Additional                   Other
                                  Common Stock     Preferred Stock - 6%  Preferred Stock - 8%  Paid in    Accumulated  Comprehensive
                                Shares     Amount   Shares     Amount     Shares    Amount     Capital       Deficit       Income

BALANCE, MAY 31, 2002         6,108,586   $ 6,109   10,000   $1,000,000       50   $25,000   $3,487,472   $(4,176,248)    $4,715

Net loss                             --        --       --           --       --        --           --      (310,364)        --
                             -----------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 2003         6,108,586     6,109   10,000    1,000,000       50    25,000    3,487,472    (4,486,612)     4,715

Issuance of shares to
stockholder for expenses
paid and services rendered    6,263,300     6,263       --           --       --        --      244,269            --         --

Net loss                             --        --       --           --       --        --           --      (123,043)        --
                             -----------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 2004        12,371,886   $12,372   10,000   $1,000,000       50   $25,000   $3,731,741   $(4,609,655)    $4,715
                             =====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003


1.    MANAGEMENT'S PLANS AND FUTURE OPERATIONS

      At May 31, 2004, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, negative cash flow from operations and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

      a) Subsequent to fiscal year end, the company settled certain lawsuits regarding the former Calgary operations and the current Michigan operations which will further reduce legal fees and management involvement

      b)    The company is currently focusing on:
            - attempting to raise additional funding through private and public offering,
            -     investigating and pursing potential mergers/acquisitions,
            -     the core business of franchising nationwide
            - the company is making efforts to reduce unnecessary operating expenses on a monthly basis

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

2.    BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

      These consolidated financial statements consolidate, using the purchase method, the accounts of the company and its subsidiaries listed below:

      a)    Wholly-owned subsidiaries

            HomeLife Realty Services, Inc., FamilyLife Realty Services, Inc., MaxAmerica Financial Services, Inc., Red Carpet Broker Network, Inc., National Sellers Network, Inc., HomeLife Builders Realty (Calgary) Ltd. (certain of this subsidiary's assets were sold on August 31, 2001.), Aspen Benson & May LLC, HomeLife California Realty, Inc., HomeLife California Properties, Inc. (formerly known as HomeLife Properties Inc.), and Real Estate School of Southern California.

      b)    Majority-owned subsidiaries

            The Keim Group Ltd. ("Keim") and MaxAmerica Home Warranty Company ("MaxAmerica") - 93.33% and 82.72% respectively.

            On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these consolidated financial statements include the financial results of the subsidiaries for the years ended May 31, 2004 and 2003.

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      i)    Principal Activities

            HomeLife, Inc., together with its subsidiaries, is a leading provider of services to the real estate and mortgage loan industries. The company engages in the following activities:

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

      iii)  Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand and any other highly liquid investments purchased with a maturity of three months or less. The company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts. The carrying amount approximates fair value because of the short-term maturity of those instruments.

      iv)   Accounts Receivable and Allowance for Doubtful Accounts

            Accounts receivable are stated net of allowance for doubtful accounts. The company estimates the allowance based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $15,275 and $17,450 at May 31, 2004 and 2003, respectively.

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

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      vii)  Long-term Financial Instruments

            The fair value of each of the company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the company's current borrowing rate for similar instruments of comparable maturity would be.

      viii) Depreciation of Property and Equipment

            Depreciation of property and equipment is provided using the straight-line method as follows:

            Furniture and fixtures                              7 years
            Computer equipment and software                     7 years
            Leasehold improvements                              7 years
            Automobile                                          4 years

      ix)   Goodwill

            During fiscal year 2002, the company adopted the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company began applying the new accounting rules effective June 1, 2001. Consequently the company has changed its accounting policy of amortizing goodwill over 40 years to the amortization provisions of SFAS No. 142.

      x)    Amortization of Other Assets

            Amortization of other assets is on a straight-line basis over their estimated useful lives as follows:

            Trademarks and franchise rights                    10 years

      xi)   Impairment of Long-Term Assets

            In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of May 31, 2004, management expects its long-lived assets to be fully recoverable.

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      xii)  Due to Stockholder

            Certain disbursements of the company have been paid by a major stockholder, and accordingly, a liability to the stockholder has been recorded. Also included in the account is the deferred portion of the President's salary, a major stockholder. The balance at May 31, 2004 and 2003 was $19,664 and $223,032, respectively. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the company has imputed interest at the prime rate plus 1% (5.00% and 5.25% at May 31, 2004 and 2003, respectively). Imputed interest expense for the years ended May 31, 2004 and 2003 was $10,497 and $8,402, respectively.

      xiii) Revenue Recognition

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

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      xv)   Stock-Based Compensation

            In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for consolidated financial statements for fiscal years beginning after December 15, 1995. The company has adopted the disclosure provisions of SFAS No. 123 for employee stock based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the measurement date over the amount an employee must pay to acquire the stock. See note 10 (f) for a summary of the pro-forma EPS determined as if the company had applied SFAS No. 123.

            The company's stock option plan prior to 1997 vested immediately. Therefore there were no expense amounts to be reflected in the current consolidated financial statements.

            The company has used the fair value approach for stock option plan granted to non-employees according to EITF 96-18. There were no stock options granted to non-employees during the years ended May 31, 2004 and 2003.

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

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      xvii) Net Loss and Fully Diluted Net Loss Per Weighted Average Common
            Stock

            Net loss per common stock is computed by dividing net loss for the year by the weighted average number of common stock outstanding during the year.

            Fully diluted net loss per common stock is computed by dividing net loss for the year by the weighted average number of common stock outstanding during the year, assuming, except where the result would be anti-dilutive, that all convertible Preferred shares were converted, the contingent common stock were issued, the warrant was exercised, and the stock options granted were exercised (note 10)

      xviii) Use of Estimates

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

      xix)  Reclassifications

            Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation. The reclassifications made to the prior year have no impact on the net income (loss), or overall presentation of the consolidated financial statements.

4.    ACCOUNTS RECEIVABLE
                                                        2004          2003

      Accounts receivable                         $   23,636    $   43,319
      Less:  Allowance for doubtful accounts          15,275        17,450
                                                  ------------------------

      Accounts receivable, net                    $    8,361    $   25,869
                                                  ========================

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003


5.    PROPERTY AND EQUIPMENT
                                                        2004          2003

      Furniture and fixtures                      $  230,759    $  230,759
      Computer equipment and software                599,038       599,038
      Leasehold improvements                          13,734        13,734
      Automobile                                      19,865        19,865
                                                  ------------------------

      Cost                                           863,396       863,396
                                                  ------------------------

      Less: Accumulated depreciation

      Furniture and fixtures                         204,689       192,329
      Computer equipment and software                497,718       447,042
      Leasehold improvements                           9,441         4,380
      Automobile                                      19,865        19,865
                                                  ------------------------

                                                     731,713       663,616
                                                  ------------------------

      Net book value                              $  131,683    $  199,780
                                                  ========================

      Depreciation expense for the years ended May 31, 2004 and 2003 was $68,097 and $61,154, respectively.

6.    GOODWILL

                                                        2004          2003

      Carrying value at beginning of year         $  225,943    $  359,167
      Less:  Impairment loss                              --       133,224
                                                  ------------------------

      Carrying value at end of year               $  225,943    $  225,943
                                                  ========================

      During the prior fiscal year, cash flows were less than expected for home warranty fees due to the loss of key personnel. As a result, based on an analysis of the present value of future cash flows, it was determined that the goodwill for the home warranty segment was impaired in full. The company recorded an impairment loss of $133,224 during the year ended May 31, 2003. The remaining goodwill balance represents goodwill associated with the real estate franchise segment.

      No impairment losses were recorded during the year ended May 31, 2004.

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003


6.    GOODWILL (cont'd)

      During fiscal year ended May 31, 2002, the company adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This statement requires the Company to evaluate the carrying value of goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in writedowns that could adversely affect the Company's earnings.

      In accordance with the requirements of SFAS No. 142, the company has not amortized goodwill for the years ended May 31, 2004 and 2003.

7.    OTHER ASSETS
                                                        2004          2003

      Trademarks and franchise rights             $  200,000    $  200,000
      Franchise software                             502,846       502,846
                                                  ------------------------

      Cost                                           702,846       702,846
                                                  ------------------------

      Less:  Accumulated amortization

      Trademarks and franchise rights                139,783       131,167
      Franchise software                             416,374       373,138
                                                  ------------------------

                                                     556,157       504,305
                                                  ------------------------

      Net book value                              $  146,689    $  198,541
                                                  ========================

      Amortization expense for each of the years ended May 31, 2004 and 2003 was $51,852.

      The estimated annual amortization expense for the five years succeeding May 31, 2004 are as follows:

      2005                                        $     51,852
      2006                                              51,852
      2007                                               8,617
      2008                                               8,617
      2009                                               8,617
      Thereafter                                        17,134
                                                  ------------

                                                  $    146,689
                                                  ============

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003


8.    PURCHASED FRANCHISE RIGHTS
                                                        2004          2003

      Carrying value at beginning of year         $   20,000    $   60,000
      Less:  Impairment loss                          20,000        40,000
                                                  ------------------------

      Carrying value at end of year                       --    $   20,000
                                                  ========================

      Franchise rights were tested for impairment in accordance with SFAS No.
      144. Management determined it was unlikely that the franchise rights would be collected. Impairment losses of $20,000 and $40,000 were recognized during the years ended May 31, 2004 and 2003, respectively.

9.    BANK INDEBTEDNESS

      At May 31, 2004 and 2003, the company had two available lines of credit under bank loan agreements. The two credit lines total $95,000 of available credit, with a combined outstanding balance of $42,689 and $43,861, respectively. The unsecured operating credit lines bear interest at variable rates ranging from prime plus 2 1/2% to prime plus 6 1/2% (prime rate was 4.00% and 4.25% at May 31, 2004 and 2003, respectively). These lines were held by the corporate office in California.

      During the year ended May 31, 2003, a major stockholder paid off, in full, the line of credit held by the former Calgary office. The balance paid off by the stockholder is reflected in the Due to Stockholder line on the prior year Balance Sheet.

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003


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

            100,000,000  Common shares of $0.001 par value

            Issued
                                                                2004          2003

                10,000  Class A Preferred shares         $ 1,000,000   $ 1,000,000
                    50  Class AA Preferred shares             25,000        25,000
            12,371,886  Common shares (6,108,586 - 2003)      12,372         6,109
                                                         -------------------------

                                                         $ 1,037,372   $ 1,031,109
                                                         =========================

      b)    Shares issued since June 1, 2002 were as follows:

            i)    Common shares

            In March 2004, the company issued 6,263,300 shares of common stock to an existing stockholder in exchange for services rendered and company expenses personally paid by the stockholder, valued at $250,532.

            No shares of common stock were issued during the fiscal year ended May 31, 2003.

      c)    Preferred Stock Dividends

            At May 31, 2004 and 2003, the company had $10,770 and $8,770, respectively, of preferred stock dividends in arrears on its outstanding shares of Class AA Preferred Stock.

      d)    Contingent shares to be issued

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

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003


10.   CAPITAL STOCK (cont'd)

      e)    Warrant

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

            During the fiscal year ended May 31, 2002, replacement warrants were issued. The ten year warrants are for the purchase of an aggregate of 200,000 shares of common stock at $1.75 per share.

      f)    Stock options

            On September 18, 1998 the board of directors of the company adopted a stock option plan (the "plan") for its directors, employees, and consultants. The authorized number of shares of common stock of the company which may be granted under the plan is one million shares

            At May 31, 2004, there were no outstanding options under the stock option plan. All options that were outstanding as of May 31, 2003 expired during the fiscal year ended May 31, 2004, without being exercised.

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

            30,000 Common shares at $5 per share, granted in September, 1998, vested and exercisable for 5 years

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003


10.   CAPITAL STOCK (cont'd)

      f)    Stock options (cont'd)

            Pro-forma information regarding net income and earnings per share is required by SFAS No. 123 (as amended by SFAS No. 148), Accounting for Stock Based Compensation, and has been determined as if the company had accounted for its employee stock options based on fair values at the grant date for options granted. The company's pro-forma information for the years ended May 31, 2004 and 2003 would have been as follows:

                                                       2004           2004           2003           2003
                                              -------------  -------------  -------------  -------------

                                                As Reported      Pro-Forma    As Reported      Pro-Forma
                                              -------------  -------------  -------------  -------------

            Net loss                             $(123,043)     $(123,043)     $(310,364)     $(310,364)
            Basic and fully diluted loss
                 per Common share                $   (0.02)     $   (0.02)     $   (0.05)     $   (0.05)

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

11.   INCOME TAXES
                                                          2004             2003

      a)    Current                               $         --     $         --
            Deferred                                        --               --
                                                  -----------------------------

                                                  $         --     $         --
                                                  =============================

      b)    The components of deferred income taxes are comprised as follows:

            Losses carried-forward                $  1,380,000     $  1,260,000
            Valuation allowance                     (1,380,000)      (1,260,000)
                                                  -----------------------------

                                                  $         --     $         --
                                                  =============================

      c) At May 31, 2004, the company had non-capital losses available for carry-forward of approximately $2,800,000. These losses expire after May 31, 2024.

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003


12.   PROPOSED REORGANIZATION

      On October 1, 2002, the company entered into a reorganization agreement with Anza Capital, Inc. The reorganization agreement was conditioned upon the approval of the Board of Directors and shareholders of HomeLife Inc., as well as the shareholders of Anza Capital, Inc. Had the agreement been approved, under the agreement, all assets of HomeLife Inc., with the exception of the public entity and the Red Carpet real estate brokerage trademark and associated franchise operations, would have been assigned to Family Life Realty Services, Inc., in exchange for the majority interest in HomeLife Inc. of Mr. Andrew Cimerman.

      This proposed reorganization was terminated in agreement by all parties on March 12, 2003.

13.   COMMITMENTS AND CONTINGENCIES

      The company was involved in a lawsuit with the sellers of Builders Realty (Calgary) Ltd. to reduce the purchase price paid for Builders Realty (Calgary) Ltd. The sellers of Builders Realty (Calgary) Ltd. had filed a counter lawsuit for breach of contract.

      In connection with the above lawsuit, the company filed a claim against the solicitors who were responsible for setting up the original transaction between the company and the sellers of Builders Realty (Calgary) Ltd.

      In addition to the above lawsuits, the sellers of Builders Realty (Calgary) Ltd., through another business entity, filed a lawsuit against Builders Realty (Calgary) Ltd. for unpaid rents and commissions and damages incurred at rental offices.

      On July 31, 2003, several realtors formerly employed by Builders Realty (Calgary) Ltd. filed a lawsuit against the company seeking payment of unpaid commissions. The Company is holding these commissions in a trust fund as required by a court order.

      On July 19, 2004, all of the above mentioned lawsuits were settled at no additional expense to the Company.

      The company was involved in a lawsuit with a franchisee of Red Carpet Keim, a wholly-owned subsidiary of the company. A claim in the amount of $124,800 was filed on September 13, 2002 as a result of the deterioration in value of the individual's stock value of HomeLife, Inc. Additionally, the company has filed a counter claim against the franchisee for non-payment of royalty and franchise fees.

      This lawsuit was settled on August 20, 2004 in the amount of $85,000. This amount has been accrued in the current year financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003


14.   SEGMENTED INFORMATION

      Segmented information has been provided for the company on the basis of different services.

                                                  2004          2003

      a)    Revenue by industry

            Real estate franchise           $  573,345    $  508,152
            Mortgage financing                      --        26,614
            Home warranty                      125,197       207,883
            Other income                        70,688       186,159
                                            ------------------------

            Total                           $  769,230    $  928,808
                                            ========================

      b)    Net income (loss) by industry

            Real estate franchise           $ (147,279)   $ (248,756)
            Mortgage financing                    (450)          454
            Home warranty                       26,257       (64,262)
            Other                               (1,571)        2,200
                                            ------------------------

            Total                           $ (123,043)   $ (310,364)
                                            ========================

      c)    Identifiable assets by industry

            Real estate franchise           $  528,079    $  682,314
            Mortgage financing                  77,125        75,575
            Home warranty                       42,497        55,545
            Other                               14,354        15,925
                                            ------------------------

            Total                           $  662,055    $  829,359
                                            ========================

      d)    Amortization by industry

            Real estate franchise           $   51,852    $   51,852
                                            ------------------------

            Total                           $   51,852    $   51,852
                                            ========================

      e)    Depreciation by industry

            Real estate franchise           $   67,953    $   61,010
            Home warranty                          144           144
                                            ------------------------

            Total                           $   68,097    $   61,154
                                            ========================

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003


14.   SEGMENTED INFORMATION (cont'd)

                                                  2004          2003

      f)    Interest by industry

            Real estate franchise           $   15,294    $   11,803
                                            ------------------------

            Total                           $   15,294    $   11,803
                                            ========================

      g)    Significant non-cash transactions by industry

            Real estate franchise           $  270,532    $  112,283
            Home warranty                           --       133,224
                                            ------------------------

            Total                           $  270,532    $  245,507
                                            ========================

            Significant non-cash transactions for the fiscal year ended May 31, 2004 included the issuance of shares of common stock to a majority stockholder in exchange for services performed and expenses personally paid by the stockholder, valued at $250,532, and the write-off by impairment of the purchased franchise rights, totaling $20,000.

            Significant non-cash transactions for the fiscal year ended May 31, 2003 included the payment of outstanding liabilities and the line of credit from the former Calgary office operations by the majority stockholder, totaling $72,283, the write-off by impairment of the purchased franchise rights, totaling $40,000, and the write-off by impairment of the goodwill associated with the home warranty segment, totaling $133,224.

15.   COMMITMENTS

      The company has operating leases for premises which extend through May 31, 2006. Future minimum rental payments as of May 31, 2004 under the operating lease agreements are as follows:

      2005                                     $  30,375
      2006                                        30,375
                                               ---------

                                               $  60,750
                                               =========

      Rent expense for the years ended May 31, 2004 and 2003 was $57,768 and $54,928, respectively.

HOMELIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004 AND 2003


16.   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      a) A major stockholder paid off all the outstanding payables and the revolving line of credit for the Builders Realty (Calgary) Ltd. subsidiary in exchange for a single payable to him during the year ended May 31, 2003, in the amount of $72,283.

      b) During the fiscal year ended May 31, 2004, the company issued 6,263,300 shares of common stock to an existing stockholder in exchange for services rendered and company expenses personally paid by the stockholder, valued at $250,532.

17.   RELATED PARTY TRANSACTIONS
                                                              2004          2003

      Licensing expense accrued or paid to a
        company controlled by the President             $    4,167    $   10,000
      President's salary expense accrued                $   20,000    $   20,000
      Issuance of 6,263,300 shares of common stock
        to President for accrued salary, accrued
        licensing fees, and expenses personally
        paid by President                               $  250,532    $       --

      During the fiscal year ended May 31, 2004, the company entered into a new Licensing Agreement with a company controlled by the President. The agreement is for a five-year term, effective November 1, 2003, with annual licensing fees due of $1 for the first two years, increasing to $5,000 for the final three years of the agreement.