Form 10QSB
period 2004-08-31
HOMELIFE INC
filed 2004-10-15
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2004

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

         NEVADA                                        33-0680443
-------------------------------                    -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)

        9475 Heil Avenue Suite D, Fountain Valley, CA        92708
        ---------------------------------------------------------------
        (Address of Principal Executive Offices)           (Zip Code)

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

                                        Yes |X|       No |_|

       The issuer had 12,371,886 shares outstanding as of August 31, 2004

Transitional Small Business Disclosure Format (check one):

                                        Yes |_|       No  |X|

                                 HOMELIFE, INC.

                                      INDEX
                                                                      PAGE NO.
                                                                      --------

PART I - FINANCIAL INFORMATION                                          1.

Item 1. Financial Statements                                            1.

         Consolidated Balance Sheet at August 31, 2004 (Unaudited)      1.

         Consolidated Statements of Operations for the three months     3.
                  ended August 31, 2004 and 2003 (Unaudited)

         Consolidated Statements of Cash Flows for the three months     4.
                  ended August 31, 2004 and 2003 (Unaudited)

         Notes to Consolidated Financial Statements                     5.

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                    6.

Item 3. Controls and Procedures                                         8.

PART II - OTHER INFORMATION                                             8.

Item 1. Legal Proceedings                                               8.

Item 2. Changes in Securities and Use of Proceeds                       8.

Item 3. Defaults Upon Senior Securities                                 8.

Item 4. Submission of Matters to a Vote of Security Holders             9.

Item 5. Other Information                                               9.

Item 6. Exhibits and Reports on Form 8-K                                9.
         (a) Exhibits
         (b) Reports on Form 8-K

PART I - FINANCIAL INFORMATION

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AT AUGUST 31, 2004
(UNAUDITED)

ASSETS
Current Assets
         Cash                                                           $137,134
         Marketable securities, at fair value                                900
         Accounts receivable, net                                          6,911
         Prepaid expenses and deposits                                    36,014
                                                                        --------
                                                                         180,959

         Property and Equipment, net                                     115,783

         Goodwill                                                        225,943

         Other Assets, net                                               133,726
                                                                        --------

                                                                        $656,411

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
AT AUGUST 31, 2004
(UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY
         Current Liabilities

         Lines of credit                                            $    40,964
         Accounts payable                                               208,893
         Reserve for warranty                                            51,953
         Note payable                                                     4,204
         Deferred revenue                                                42,645
                                                                    -----------
                                                                        348,659

         Note Payable                                                    20,796

         Due to Stockholder                                             109,428

         Minority Interest                                               20,843
                                                                    -----------
                                                                        499,726

         Stockholders' Equity

         Capital Stock                                                1,037,372

         Additional Paid in Capital                                   3,731,741

         Accumulated Other Comprehensive Income                           4,715

         Accumulated Deficit                                         (4,617,143)
                                                                    -----------

                                                                        156,685
                                                                    -----------

                                                                    $   656,411
                                                                    ===========

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
(UNAUDITED)
                                                   2004                2003
                                               ---------------------------------
REVENUE

Royalty and franchise fees                     $    117,959        $    120,586
Warranty fees                                        34,180              33,242
Other income                                         11,404              28,823
                                               ---------------------------------

                                                    163,543             182,651

DIRECT COSTS                                         29,857              42,674
                                               ---------------------------------

                                                    133,686             139,977
                                               ---------------------------------
EXPENSES

Salaries and fringe benefits                         56,052              65,885
General and administrative                           40,262              87,366
Occupancy                                            14,897              14,637
Financial                                             1,100               1,468
Depreciation                                         15,900              15,936
Amortization                                         12,963              12,963
                                               ---------------------------------

                                                    141,174             198,255

NET LOSS                                             (7,488)            (58,278)
                                               ============        ============

BASIC AND FULLY DILUTED LOSS                   $      (0.00)       $      (0.01)
PER COMMON SHARE                               ============        ============

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES                                    12,371,886           6,108,586

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
(UNAUDITED)

                                                           2004         2003
                                                         -----------------------

      CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                           $  (7,488)   $ (58,278)
      Adjustments to reconcile net loss to net cash
            from operating activities
      Depreciation                                          15,900       15,936
      Amortization                                          12,963       12,963
      Changes in assets and liabilities
      Accounts receivable                                    1,450         (425)
      Prepaid expenses and deposits                           (509)          --
      Accounts payable                                    (111,195)      (3,776)
      Due to stockholder                                    89,764       20,000
      Deferred revenue                                          --       (5,645)
                                                         -----------------------
                                                               885      (19,225)

      CASH FLOWS FROM INVESTING ACTIVITIES                      --           --
                                                         -----------------------

      CASH FLOWS FROM FINANCING ACTIVITIES
      Advances from (repayments on) lines of credit, net    (1,725)       1,456
      Proceeds from note payable                            25,000           --
                                                         -----------------------

                                                            23,275        1,456

      NET CHANGE IN CASH                                    24,160      (17,769)
      Cash, beginning of period                            112,974      123,794
                                                         -----------------------

      CASH, END OF PERIOD                                $ 137,134    $ 106,025
                                                         =======================

SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION
       Interest paid                                     $     897    $   1,086
                                                         =======================

       Income taxes paid                                 $      --    $      --
                                                         =======================

                         HOMELIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. MANAGEMENT'S PLAN AND FUTURE OPERATIONS

      At August 31, 2004, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

            a.) During the current quarter, the company settled certain lawsuits regarding the former Calgary operations and the current Michigan operations which will further reduce legal fees and management involvement.

            b)The company is currently focusing on: - attempting to raise additional funding through private and public offering, - investigating and pursuing potential mergers/acquisitions, - the core business of franchising nationwide - the company is making efforts to reduce unnecessary operating expenses on a monthly basis

      The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary in the event that the Company is unable to continue as a going concern.

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

NOTE 3. NOTE PAYABLE

      In August 2004, the Company obtained a $25,000 note payable from a bank. The note payable is unsecured and requires monthly principal and interest payments of $516 with an annual interest rate of 8.60%. Final payment is due August 2009.

      Annual maturities of note payable for the five years succeeding August 31, 2004 are as follows:

       2005            2006            2007            2008            2009
      ------          ------          ------          ------          ------

      $4,204          $4,581          $4,990          $5,437          $5,788

NOTE 4. SUBSEQUENT EVENT

            In September 2004, the Company exercised their option to cancel the lease for the California office. In accordance with the lease terms, the Company will pay an early termination fee of $2,000, which will be recorded after the Company vacates the premises.

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

THREE MONTHS ENDED AUGUST 31, 2004 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2003 (UNAUDITED).

      REVENUES. The Company generated gross sales of $163,543 for the quarter ended August 31, 2004 compared to gross sales of $182,651 for the quarter ended August 31, 2003. Revenue by business segment is shown below:

                                           August 31, 2004                    August 31, 2003
                                     Amount                %              Amount             %
                                     --------          --------          --------          --------
Royalty & franchise fees             $117,959                72          $120,586                66
Home warranty sales                    34,180                21            33,242                18
Other                                  11,404                 7            28,823                16
                                     --------          --------          --------          --------
TOTAL                                $163,543               100          $182,651               100
                                     ========          ========          ========          ========

Royalty fees & franchise fees and home warranty fees were comparable for the two periods. The decrease in overall revenues between the quarters was from the real estate sales in other income. There were fewer transaction in the current year first quarter. The real estate market in Michigan continues to be stagnant and the market in California is starting to taper off.

      DIRECT COSTS. Direct costs have decreased from the prior year first quarter due to overall lower costs associated with the warranty revenue. Commissions paid for real estate sales are also lower in conjunction with fewer sales during this period.

      SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $65,885 for the three months ended August 31, 2003 to $56,052 for the three months ended August 31, 2004. This decrease of $9,833 was the result of two employees who left the company and have not been replaced.

      GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $47,104 or 54% from the quarter ended August 31, 2003. The decrease was primarily as result of lower legal fees in conjunction with the settlement of the outstanding litigation from the prior year, as well as lower office & promotion expenditures in the current year.

      OCCUPANCY. Occupancy costs were comparable for the two periods.

      FINANCIAL. Financial costs were comparable for the two periods.

      DEPRECIATION. Depreciation of fixed assets was comparable for both periods.

      AMORTIZATION. Amortization of intangibles was comparable for both periods.

LIQUIDITY AND CAPITAL RESOURCES. The Company has lines of credit with two banks with available credit of $95,000 and a term loan of $25,000. The capital requirements of the Company are for operating expenses and to service and use of its lines of credit. The Company has recorded operating losses in the prior two years. These losses are primarily due to amortization and depreciation and legal fees incurred in defense of litigation actions. The company does not have any derivative instruments or hedging activities therefore, the company believes that SFAS No. 133 will have no material impact on the company's financial statements or notes thereto.

The company has experienced recurring operating losses and has a working capital deficiency of $167,700 as of August 31, 2004. Management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

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

      This lawsuit was settled on August 20, 2004 in the amount of $85,000. This amount was accrued in the year ended May 31, 2004 financial statements and was paid during the quarter ended August 31, 2004 by the majority stockholder.

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

    HOMELIFE, INC.
    Registrant

    By:  /s/ Andrew Cimerman                              Date: October 15, 2004
         ---------------------------------------------          ----------------
         Chief Executive Officer, President, Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    By: /s/ Andrew Cimerman                               Date: October 15, 2004
        ---------------------------------------------           ----------------
        Chief Executive Officer, President, Director