Form 10QSB
period 2004-11-30
HOMELIFE INC
filed 2005-01-13
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2004

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

 Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

                 NEVADA                              33-0680443
      ---------------------------            -----------------------------
     (State or other jurisdiction           (I.R.S. Employer incorporation
            of organization)                    or Identification No.)



             1503 South Coast Drive, Suite 204, Costa Mesa, CA 92626
        ----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (714) 241-8979

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

      The issuer had 12,371,886 shares outstanding as of November 30, 2004

      Transitional Small Business Disclosure Format (check one):

                                    Yes No X


                                 HOMELIFE, INC.

                                      INDEX
                                                                                                 PAGE NO.
                                                                                                 ------------

PART I - FINANCIAL INFORMATION                                                                    1.

Item 1. Financial Statements                                                                      1.

         Consolidated Balance Sheet at November 30, 2004 (Unaudited)                              1.

         Consolidated Statements of Operations for the three months ended                         3.
                  November 30, 2004 and 2003 (Unaudited)

         Consolidated Statements of Operations for the six months ended                           4.
                  November 30, 2004 and 2003 (Unaudited)

         Consolidated Statements of Cash Flows for the six months ended                           5.
                  November 30, 2004 and 2003 (Unaudited)

         Notes to Consolidated Financial Statements                                               6.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.     7.

Item 3. Controls and Procedures.                                                                  9.

PART II - OTHER INFORMATION                                                                       10.

Item 1. Legal Proceedings.                                                                        10.

Item 2. Changes in Securities and Use of Proceeds.                                                10.

Item 3. Defaults Upon Senior Securities.                                                          10.

Item 4. Submission of Matters to a Vote of Security Holders.                                      10.

Item 5. Other Information.                                                                        11.

Item 6. Exhibits and Reports on Form 8-K.                                                         11.
         (a)   Exhibits
         (b)   Reports on Form 8-K

PART I - FINANCIAL INFORMATION

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AT NOVEMBER 30, 2004
(UNAUDITED)

ASSETS
Current Assets
         Cash                                                           $104,603
         Marketable securities, at fair value                                900
         Accounts receivable, net                                          8,786
         Prepaid expenses and deposits                                    36,014
                                                                        --------
                                                                         150,303

         Property and Equipment, net                                      99,882

         Goodwill                                                        225,943

         Other Assets, net                                               120,763
                                                                        --------

                                                                        $596,891
                                                                        ========

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
AT NOVEMBER 30, 2004
(UNAUDITED)


LIABILITIES AND STOCKHOLDER'S EQUITY
         Current Liabilities

Lines of credit                                                     $    46,356
Accounts payable                                                        193,740
Reserve for warranty                                                     51,953
Note payable                                                              4,643
Deferred revenue                                                         42,645
                                                                    -----------
                                                                        339,337

Note Payable                                                             19,687

Due to Stockholder                                                      112,253

Minority Interest                                                        20,843
                                                                    -----------
                                                                        492,120

Stockholders' Equity

Capital Stock                                                         1,037,372

Additional Paid in Capital                                            3,731,741

Accumulated Other Comprehensive Income                                    4,715

Accumulated Deficit                                                  (4,669,057)
                                                                    -----------

                                                                        104,771
                                                                    -----------

                                                                       $596,891
                                                                    ===========

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
(UNAUDITED)
                                                       2004             2003
                                                    ---------         ---------
         REVENUE

Royalty and franchise fees                          $ 100,819         $ 118,695
Warranty fees                                          27,534            28,007
Other income                                            3,159             6,448
                                                    ---------         ---------

                                                      131,512           153,150

DIRECT COSTS                                           13,850            12,955
                                                    ---------         ---------

                                                      117,662           140,195
                                                    ---------         ---------
EXPENSES

Salaries and fringe benefits                           44,251            55,356
General and administrative                             82,259            65,056
Occupancy                                              12,987            14,566
Financial                                               1,216             1,365
Depreciation                                           15,900            15,924
Amortization                                           12,963            12,963
                                                    ---------         ---------

                                                      169,576           165,230
                                                    ---------         ---------


 NET LOSS                                             (51,914)          (25,035)


BASIC AND FULLY DILUTED LOSS PER COMMON SHARE       $   (0.00)        $   (0.00)
                                                    =========         =========

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES           12,371,886         6,108,586

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003
(UNAUDITED)
                                                      2004               2003
                                                    ---------         ---------
         REVENUE

Royalty and franchise fees                          $ 218,778         $ 239,281
Warranty fees                                          61,714            61,249
Other income                                           14,563            35,271
                                                    ---------         ---------

                                                      295,055           335,801

DIRECT COSTS                                           43,707            55,629
                                                    ---------         ---------

                                                      251,348           280,172
                                                    ---------         ---------
EXPENSES

Salaries and fringe benefits                          100,303           121,241
General and administrative                            122,520           152,422
Occupancy                                              27,884            29,203
Financial                                               2,316             2,833
Depreciation                                           31,801            31,860
Amortization                                           25,926            25,926
                                                    ---------         ---------

                                                      310,750           363,485


 NET LOSS                                             (59,402)          (83,313)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE       $   (0.00)        $   (0.01)
                                                    =========         =========
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES           12,371,886         6,108,586


HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003
(UNAUDITED)


                                                                   2004        2003
                                                                ---------    ---------
         CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                               $ (59,402)   $ (83,313)
         Adjustments to reconcile net loss to
          net cash from operating activities
         Depreciation                                              31,801       31,860
         Amortization                                              25,926       25,926
         Changes in assets and liabilities
         Accounts receivable                                         (425)       6,278
         Prepaid expenses and deposits                               (509)        (575)
         Accounts payable                                         (41,348)      (7,608)
         Reserve for warranty                                          --      (10,000)
         Due to stockholder                                         7,589       27,500
         Deferred revenue                                              --      (11,290)
                                                                ---------    ---------

                                                                  (36,368)     (21,222)
                                                                ---------    ---------

         CASH FLOWS FROM INVESTING ACTIVITIES                          --           --
                                                                ---------    ---------

         CASH FLOWS FROM FINANCING ACTIVITIES
         Advances from (repayments on) lines of credit, net         3,667       (1,212)
         Proceeds from note payable                                25,000           --
         Repayments on note payable                                  (670)          --
                                                                ---------    ---------
                                                                   27,997       (1,212)

         NET CHANGE IN CASH                                        (8,371)     (22,434)
         Cash, beginning of period                                112,974      123,794
                                                                ---------    ---------

         CASH, END OF PERIOD                                    $ 104,603    $ 101,360
                                                                =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH
             FLOW INFORMATION
              Interest paid                                     $   2,035    $   2,259
                                                                =========    =========

              Income taxes paid                                 $      --    $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES
              Payment of litigation settlement by stockholder   $  85,000    $      --
                                                                =========    =========

                         HOMELIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. MANAGEMENT'S PLAN AND FUTURE OPERATIONS

      At November 30, 2004, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

                a.) During the previous quarter, the company settled certain lawsuits regarding the former Calgary operations and the current Michigan operations which will further reduce legal fees and management involvement.

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

            Annual maturities of note payable for the five years succeeding November 30, 2004 are as follows:

  2005       2006         2007         2008        2009
  ----       ----         ----         ----        ----

 $4,643     $4,680       $5,098       $5,555      $4,354


NOTE 4. LEASE ARRANGEMENTS

      In September 2004, the Company exercised their option to cancel the lease for the California office. In accordance with the lease terms, the Company paid an early termination fee of $2,000, after vacating the premises.

      In October 2004, the Company entered into a new office lease for the California operations. The lease is for a term of three years, with annual rent of $18,596, $21,638, and $22,991 for the first, second, and third years of the lease term, respectively.

      Future minimum rental payments as of November 30, 2004 are as follows:

      2005                                                      $ 19,666
      2006                                                        21,864
      2007                                                        19,159

                                                                $ 60,689

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

THREE MONTHS ENDED NOVEMBER 30, 2004 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2003 (UNAUDITED).

      REVENUES. The Company generated gross sales of $131,512 for the quarter ended November 30, 2004 compared to gross sales of $153,150 for the quarter ended November 30, 2003. Revenue by business segment is shown below:

                              November 30, 2004            November 30, 2003
                                Amount      %               Amount       %
                              ---------    ---             ---------    ---
Royalty & franchise fees       $100,819     77             $ 118,695     78
Home warranty sales              27,534     21                28,007     18
Other                             3,159      2                 6,448      4
                              ---------    ---             ---------    ---
TOTAL                         $ 131,512    100             $ 153,150    100
                              =========    ===             =========    ===

Royalty fees & franchise fees were lower by 15% due to the slow real estate market in Michigan. Home warranty fees were comparable for the two periods. The real estate market in Michigan continues to be stagnant and the market in California is continuing to taper off.

      DIRECT COSTS. Direct costs are comparable to the prior year second quarter and correspond to the warranty revenue. Commission costs were minimal during the period in relation to the minor sales (in other income).

      SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased from $55,356 for the three months ended November 30, 2003 to $44,251 for the three months ended November 30, 2004. This decrease of $11,105 was the result of two employees who left the company and have not been replaced.

      GENERAL AND ADMINISTRATIVE. General and administrative costs increased $17,753 from the quarter ended November 30, 2003. The increase was primarily a result of the payments to the bi-annual sweepstakes winners. This expense is only paid every other year and therefore the amount was not incurred in the prior year.

      OCCUPANCY. Occupancy costs were lower for the current quarter compared to the prior year quarter as a result of the CA corporate office move.

      FINANCIAL. Financial costs were comparable for both periods.

      DEPRECIATION. Depreciation of fixed assets was comparable for both periods.

      AMORTIZATION. Amortization of intangibles was comparable for both periods.

SIX MONTHS ENDED NOVEMBER 30, 2004 (UNAUDITED) COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2003 (UNAUDITED).

      REVENUES. The Company generated gross sales of $295,055 for the first half of fiscal year 2005 compared to gross sales of $335,801 for first half of fiscal year 2004. Revenue by business segment is shown below:

                                      November 30, 2004       November, 2003
                                       Amount      %           Amount    %
                                       ------    ----        ---------   ---
         Royalty & franchise fees    $ 218,778     74        $ 239,281    71
         Home warranty sales            61,714     21           61,249    18
         Other                          14,563      5           35,271    11
                                     ---------   ----        ---------   ---
         TOTAL                       $ 295,055    100        $ 335,801   100
                                     =========   ====        =========   ===

Royalty fees & franchise fees were lower for the six months ended November 30, 2004 compared to the prior year same period due to lower sales in the Michigan office in the second quarter. Home warranty fees were comparable for the two periods. Other income, which consists of real estate sales, was lower in the current year due to fewer transactions than in the prior year. This is also a result of the stagnant real estate market in Michigan and noticeable slowdown in the California market.

      DIRECT COSTS. Direct costs have decreased from the prior year first half due to overall lower costs associated with the warranty revenue. Commissions paid for real estate sales are also lower in conjunction with fewer sales during this period.

      SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits decreased $20,938, from $121,241 for the six months ended November 30, 2003 to $100,303 for the six months ended November 30, 2004. This decrease was the result of two employees who left the company and have not been replaced.

      GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $29,902 or 20% from the same period in the prior year. The decrease was primarily as result of lower legal fees in conjunction with the settlement of the outstanding litigation from the prior year, as well as lower office expenditures in the current year.

      OCCUPANCY. Occupancy costs were comparable for both periods.

      FINANCIAL. Financial costs were comparable for both periods.

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

The company has experienced recurring operating losses and has a working capital deficiency of $189,034 as of November 30, 2004. Management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

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

HOMELIFE, INC.
--------------
 Registrant


By: /s/ Andrew Cimerman                             Date: January  14, 2005
    ------------------------------                  -----------------------
    Chief Executive Officer, President, Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Cimerman                             Date: January 14, 2005
    -------------------------------                 ----------------------
    Chief Executive Officer, President, Director