Form 10QSB
period 2005-02-28
HOMELIFE INC
filed 2005-04-14
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2005

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

                     Nevada                            33-0680443
          ------------------------------      -----------------------------
         (State or other jurisdiction of     (I.R.S. Employer incorporation
                 organization)                   or Identification No.)


             1503 South Coast Drive, Suite 204, Costa Mesa, CA 92626
        ----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (714) 241-3030

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

   The issuer had 12,371,886 common shares outstanding as of February 28, 2005

Transitional Small Business Disclosure Format (check one):

                                    Yes No X

                                 HOMELIFE, INC.

                                      INDEX
                                                                        PAGE NO.
                                                                        -------

PART I - FINANCIAL INFORMATION                                             1.

Item 1. Financial Statements                                               1.

         Consolidated Balance Sheet at February 28, 2005 (Unaudited)       1.

         Consolidated Statements of Operations for the three months ended  3.
                  February 28, 2005 and February 29, 2004 (Unaudited)

         Consolidated Statements of Operations for the nine months ended   4.
                  February 28, 2005 and February 29, 2004 (Unaudited)

         Consolidated Statements of Cash Flows for the nine months ended   5.
                  February 28, 2005 and February 29, 2004 (Unaudited)

         Notes to Consolidated Financial Statements                        6.

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operation.                                              7.

Item 3. Controls and Procedures.                                           10.

PART II - OTHER INFORMATION                                                10.

Item 1. Legal Proceedings.                                                 10.

Item 2. Changes in Securities and Use of Proceeds.                         10.

Item 3. Defaults Upon Senior Securities.                                   10.

Item 4. Submission of Matters to a Vote of Security Holders.               11.

Item 5. Other Information.                                                 11.

Item 6. Exhibits and Reports on Form 8-K.                                  11.
         (a)   Exhibits
         (b)   Reports on Form 8-K

PART I - FINANCIAL INFORMATION



HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
At February 28, 2005
(unaudited)


ASSETS
Current Assets
         Cash                                                 $  88,516
         Marketable securities, at fair value                       900
         Accounts receivable, net                                11,054
         Prepaid expenses and deposits                           36,140
                                                        ---------------
                                                                136,610

         Property and Equipment, net                             83,982

         Goodwill                                               225,943

         Other Assets, net                                      107,800
                                                        ---------------

                                                               $554,335
                                                        ===============

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
At February 28, 2005
 (unaudited)


LIABILITIES AND STOCKHOLDER'S EQUITY
         Current Liabilities

         Lines of credit                                        $44,703
         Accounts payable                                       189,950
         Reserve for warranty                                    51,953
         Note payable                                             4,738
         Deferred revenue                                        42,645
                                                        ---------------
                                                                333,989

         Note Payable                                            18,554

         Due to Stockholder                                     117,253

         Minority Interest                                       20,843
                                                        ---------------
                                                                490,639

         Stockholders' Equity

         Capital Stock                                        1,037,372

         Additional Paid in Capital                           3,731,741

         Accumulated Other Comprehensive Income                   4,715

         Accumulated Deficit                                 (4,710,132)
                                                        ----------------

                                                                 63,696

                                                               $554,335
                                                        ================

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three months ended February 28, 2005 and February 29, 2004
(unaudited)

                                                   2005                2004
                                               ------------        ------------
         REVENUE

Royalty and franchise fees                     $    130,283        $    114,961
Warranty fees                                        21,441              21,035
Other income                                          3,902              21,225
                                               ------------        ------------

                                                    155,626             157,221

DIRECT COSTS                                         25,811              26,260
                                               ------------        ------------

                                                    129,815             130,961
                                               ------------        ------------
EXPENSES

Salaries and fringe benefits                         53,857              52,678
General and administrative                           74,543              64,190
Occupancy                                            10,295              14,814
Financial                                             3,332               4,920
Depreciation                                         15,900              17,436
Amortization                                         12,963              12,963
                                               ------------        ------------

                                                    170,890             167,001
                                               ------------        ------------

 NET LOSS                                           (41,075)            (36,040)


BASIC AND FULLY DILUTED LOSS PER COMMON SHARE  $      (0.00)       $      (0.01)
                                               ============        ============

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES         12,371,886           6,108,586

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Nine months ended February 28, 2005 and February 29, 2004
(unaudited)

                                                   2005                2004
                                               ------------        ------------
         REVENUE

Royalty and franchise fees                     $    349,061        $    354,242
Warranty fees                                        83,155              82,284
Other income                                         18,465              56,496
                                               ------------        ------------

                                                    450,681             493,022

DIRECT COSTS                                         69,518              81,889
                                               ------------        ------------

                                                    381,163             411,133
                                               ------------        ------------
EXPENSES

Salaries and fringe benefits                        154,160             173,919
General and administrative                          197,063             216,615
Occupancy                                            38,179              44,017
Financial                                             5,648               7,753
Depreciation                                         47,701              49,296
Amortization                                         38,889              38,889
                                               ------------        ------------

                                                    481,640             530,489


 NET LOSS                                          (100,477)           (119,356)


BASIC AND FULLY DILUTED LOSS PER COMMON SHARE  $      (0.01)       $      (0.02)
                                               ============        ============

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES         12,371,886           6,108,586

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended February 28, 2005 and February 29, 2004
 (unaudited)

                                                                  2005         2004
                                                                ---------    ---------
         CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                               $(100,477)   $(117,856)
         Adjustments to reconcile net loss to net
          cash from operating activities
         Depreciation                                              47,701       49,299
         Amortization                                              38,889       38,889
         Changes in assets and liabilities
         Accounts receivable                                       (2,693)       3,078
         Prepaid expenses and deposits                               (635)        (875)
         Accounts payable                                         (45,138)     (17,175)
         Reserve for warranty                                          --       (8,842)
         Due to stockholder                                        12,589       38,085
         Deferred revenue                                              --      (16,935)
                                                                ---------    ---------

                                                                  (49,764)     (32,332)
                                                                ---------    ---------

         CASH FLOWS FROM INVESTING ACTIVITIES                          --           --
                                                                ---------    ---------



         CASH FLOWS FROM FINANCING ACTIVITIES
         Advances from (repayments on) lines of credit, net         2,014       (3,130)
         Proceeds from note payable                                25,000           --
         Repayments on note payable                                (1,708)          --
                                                                ---------    ---------
                                                                   25,306       (3,130)


         NET CHANGE IN CASH                                       (24,458)     (35,462)
         Cash, beginning of period                                112,974      123,794
                                                                ---------    ---------

         CASH, END OF PERIOD                                    $  88,516    $  88,332
                                                                =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH
             FLOW INFORMATION
              Interest paid                                     $   3,058    $   7,053
                                                                =========    =========

              Income taxes paid                                 $      --    $      --
                                                                =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES
              Payment of litigation settlement by stockholder   $  85,000    $      --
                                                                =========    =========

                         HOMELIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. MANAGEMENT'S PLAN AND FUTURE OPERATIONS

At February 28, 2005, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

      a.) During the quarter ended August 31, 2004, the company settled certain lawsuits regarding the former Calgary operations and the current Michigan operations which will further reduce legal fees and management involvement.

      b)  The company is currently focusing on:
      - attempting to raise additional funding through private and public offering,
      -     investigating and pursuing potential mergers/acquisitions,
      -     the core business of franchising nationwide
      - the company is making efforts to reduce unnecessary operating expenses on a monthly basis

      The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary in the event that the Company is unable to continue as a going concern.

Note 2. BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

The condensed consolidated financial statements of HomeLife, Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB Annual Report, and other reports filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole. Certain financial information that is not required for interim financial reporting purposes has been omitted.

Reclassifications

Certain amounts in the prior consolidated financial statements have been reclassified to conform with the current year presentation. The reclassifications made to the prior year have no impact on the net income
(loss), or overall presentation of the consolidated financial statements.

Note 3.   NOTE PAYABLE

In August 2004, the Company obtained a $25,000 note payable from a bank. The note payable is unsecured and requires monthly principal and interest payments of $516 with an annual interest rate of 8.60%. Final payment is due August 2009.

      Annual maturities of note payable for the five years succeeding February 28, 2005 are as follows:

                        2006     2007     2008     2009     2010
                        ----     ----     ----     ----     ----

                       $4,738   $4,781   $5,209   $5,675  $2,889

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

      Future minimum rental payments for the years succeeding February 28, 2005 are as follows:

           2006                              $  20,850
           2007                                 22,202
           2008                                 13,411
                                             ---------
                                             $  56,463
                                             =========

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

Three Months Ended February 28, 2005 (unaudited) compared to the Three Months Ended February 29, 2004 (unaudited).

      Revenues. The Company generated gross sales of $155,626 for the quarter ended February 28, 2005 compared to gross sales of $157,221 for the quarter ended February 29, 2004. Revenue by business segment is shown below:

                                    February 28, 2005     February 29, 2004
                                      Amount     %          Amount     %
                                     --------   ---        --------   ---
         Royalty & franchise fees    $130,283    84        $114,961    73
         Home warranty sales           21,441    14          21,035    13
         Other                          3,902     2          21,225    14
                                     --------   ---        --------   ---
         TOTAL                       $155,626   100        $157,221   100
                                     ========   ===        ========   ===

Royalty fees & franchise fees were higher in the current quarter due to new franchises obtained in California. Home warranty fees were comparable for the two periods. Other income was higher in the prior year due to more real estate brokerage transactions closed during that period.

      Direct Costs. Direct costs are comparable to the prior year third quarter and correspond to the warranty revenue. Commission costs were minimal during the period in relation to the minor sales (in other income).

      Salaries and fringe benefits. Salaries and fringe benefits increased from $52,678 for the three months ended February 29, 2004 to $53,857 for the three months ended February 28, 2005. This slight increase is a net result of a telemarketer hired in the Michigan office during the quarter and two employees who left the company during the fourth quarter of the prior year fiscal year.

      General and administrative. General and administrative costs increased $10,353 from the quarter ended February 29, 2004. The increase was primarily due to increased convention and promotional expenditures in the current quarter.

      Occupancy. Occupancy costs were lower for the current quarter compared to the prior year quarter as a result of the California corporate office move.

      Financial. Financial costs were comparable for both periods.

      Depreciation. Depreciation of fixed assets was comparable for both periods.

      Amortization. Amortization of intangibles was comparable for both periods.

Nine Months Ended February 28, 2005 (unaudited) compared to the Nine Months Ended February 29, 2004 (unaudited).

      Revenues. The Company generated gross sales of $450,681 for the first nine months of fiscal year 2005 compared to gross sales of $493,022 for first nine months of fiscal year 2004. Revenue by business segment is shown below:

                                   February 28, 2005    February 29, 2004
                                     Amount    %          Amount    %
                                    --------  ---         ------   ---
         Royalty & franchise fees   $349,061   77        $354,242   72
         Home warranty sales          83,155   18          82,284   17
         Other                        18,465    5          56,496   11
                                    --------  ---        --------  ---
         TOTAL                      $450,681  100        $493,022  100
                                    ========  ===        ========  ===

Overall revenues were lower for the nine months ended February 28, 2005 compared to the prior year same period due to lower brokerage sales in both offices. This was due to fewer transactions in the current year. Royalty & franchise fees, as well as home warranty fees, were comparable for the two periods.

      Direct Costs. Direct costs have decreased from the prior year nine months ended due to overall lower costs associated with the warranty revenue. Commissions paid for real estate sales are also lower in conjunction with fewer sales during this period.

      Salaries and fringe benefits. Salaries and fringe benefits decreased $19,759, from $173,919 for the nine months ended February 29, 2004 to $154,160 for the nine months ended February 28, 2005. This decrease was the net result of two employees who left the company in the prior year and the addition of one employee during the third quarter of the current year.

      General and administrative. General and administrative costs decreased $19,552 or 9% from the same period in the prior year. The decrease was primarily as result of lower legal fees in conjunction with the settlement of the outstanding litigation from the prior year, as well as lower office expenditures in the current year.

      Occupancy. As a result of the California corporate office move, occupancy costs were lower for the nine months ended February 28, 2005 compared to the same period in the prior year.

      Financial. Financial costs were comparable for both periods.

      Depreciation. Depreciation of fixed assets was comparable for both periods.

      Amortization. Amortization of intangibles was comparable for both periods.

Liquidity and capital resources. The Company has lines of credit with two banks with available credit of $95,000 and a term loan of $25,000. The capital requirements of the Company are for operating expenses and to service and use of its lines of credit. The Company has recorded operating losses in the prior two years. These losses are primarily due to amortization and depreciation and legal fees incurred in defense of litigation actions. The company does not have any derivative instruments or hedging activities, therefore, the company believes that SFAS No. 133 will have no material impact on the company's financial statements or notes thereto.

The company has experienced recurring operating losses and has a working capital deficiency of $197,379 as of February 28, 2005. Management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

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

     HOMELIFE, INC.
     Registrant

By:  /s/ Andrew Cimerman                                   Date: April 14, 2005
     --------------------------------------------                ---------------
     Chief Executive Officer, President, Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Cimerman                                    Date: April 14, 2005
    --------------------------------------------                 ---------------
    Chief Executive Officer, President, Director