Form 10KSB
period 2005-05-31
HOMELIFE INC
filed 2005-09-07
CIK 1024048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2005

                       Commission File Number #000-1024048


                                 HOMELIFE, INC.
           (Name of small business issuer as specified in its charter)


Nevada                                                 33-0680443
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         or Identification Number)


1503 South Coast Drive, Suite 204
Costa Mesa, CA                                         92626
(Address of principal executive offices)               (Zip code)


                                 (714) 241-3030
                (Issuer's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
                                     (None)


           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. |X|

Registrant's revenues for its fiscal year ended May 31, 2005, were $627,391. As of May 31, 2005, Registrant had 12,371,886 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $121,508. This calculation is based upon the closing sales price of $0.04 per share on May 31, 2005.

Transitional Small Business Disclosure Format (check one).   Yes |_|     No |X|

The following documents are incorporated herein by reference: none.

                                TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----
Item 1      Description of Business                                          1

Item 2      Description of Property                                          6

Item 3      Legal Proceedings                                                6

Item 4      Submission of Matters to a Vote of Security Holders              7


PART II

Item 5      Market for Registrant's Common Equity and Related
            Stockholder Matters                                              7

Item 6      Management's Discussion and Analysis                             7

Item 7      Financial Statements                                            11

Item 8      Changes In and Disagreements With Accountants On
            Accounting and Financial Disclosure                             11

Item 8A     Controls and Procedures                                         11


PART III

Item 9      Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act      12

Item 10     Executive Compensation                                          13

Item 11     Security Ownership of Certain Beneficial Owners and
            Management                                                      14

Item 12     Certain Relationships and Related Transactions                  14


PART IV

Item 13     Exhibits and Reports on Form 8-K                                16

Item 14     Principal Accountant Fees and Services                          17

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

         o        Majority-Owned Subsidiaries

              The Keim Group Ltd. and MaxAmerica Home Warranty Company - 93.33% and 82.72% respectively.

       The Board of Directors of Homelife, Inc. have signed a letter of intent dated August 4, 2005 with R Capital Partners, Inc. for the sale of majority control of Homelife, Inc. and the subsequent acquisition by Homelife of 100% of the issued and outstanding shares owned by shareholders of Price Oil, Inc. The full sales price has been set at $250,000. Upon confirmation that the full sales price has been received into escrow, Homelife shall complete a 1 for 5.2 reverse stock split of its common shares and preferred shares such that a total of 2,379,208 total shares of common stock shall be issued and outstanding and a total of 9.6154 shares of its Series AA preferred stock shall be issued and outstanding subsequent to the reverse stock split. Homelife shall also have a total of 200,000 warrants issued and outstanding exercisable at $9.10 per share (post reverse split) until 2012.

       Upon completion of the reverse split the shareholders of Homelife shall deliver to escrow a total of 1,383,499 shares, together with medallion guaranteed stock powers sufficient to transfer ownership of such shares and Homelife shall immediately issue and deliver an additional 27,470,551 shares to the escrow account for a total of 28,854,050.

       At the closing, escrow shall release the Homelife shares to the Price Oil, Inc. shareholders, R Capital or assigns. The purchase price will be released to pay the liabilities and other obligations of Homelife Realty Services, Inc., a wholly-owned subsidiary of Homelife and release the Price shares to Homelife.

B.     Business of Issuer

                  The company offers consumer-oriented real estate brokerage and finance services through subsidiaries and franchises. It presently operates in nine states in the United States.

       1. Principal Products and Services and their Market

                a. Services and Locations

         The Company maintains its corporate office in Costa Mesa, California and maintains a regional office in Troy, Michigan. HomeLife operates through various subsidiaries and companies servicing its franchised trade names. Through its subsidiary, HomeLife Realty Services, Inc., the Company, services approximately 24 real estate offices in the State of California. Through Red Carpet Keim, the Company services approximately 36 real estate offices in the State of Michigan and through its trade names, Red Carpet Real Estate Services, Network Real Estate and National Real Estate Services, services approximately 28 real estate offices in various states. In addition to the above, the Company offers the following real estate services through its various subsidiaries:

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

         Franchises are operated in Arizona, California, Florida, Illinois, Michigan, Nevada, South Carolina, Texas, and Wisconsin and comprise approximately 88 offices. The franchise relationship is governed by the franchise offering circular applicable to the state in which the franchisee operates and according to the terms and conditions of the "Participating Independent Broker Franchise Agreement". The terms of the franchise agreements vary depending upon the market in which the franchisee operates. From time to time, HomeLife offers incentive or bonus plans to attract new franchise members. These programs may directly or indirectly decrease initial franchise fees of those franchisees entitled to such bonuses or incentives.

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

         12.    Employees

         As of the date of this filing statement, HomeLife employs 4 full-time employees. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company has approximately 88 franchise offices.


ITEM 2 - PROPERTIES

         The company leases a 1,100 square foot office in Costa Mesa, California. The lease term expires in September 2007. The company leases, on a month to month basis, its other premise located in Troy, Michigan. Annual lease payments exclusive of property taxes and insurance for all locations through fiscal year 2008 are $47,376.


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

         This lawsuit was settled on August 20, 2004 in the amount of $85,000. This amount was paid by the majority shareholder and has properly been reflected in the financial statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A.     Market Information

         The Company's common stock is traded in the over-the-counter bulletin board under the symbol HMLF.

         The following table sets forth the high and low bid prices for the Company's common stock for fiscal years 2004 and 2005 (ended May 31), by quarter. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:

         ----------------------------------------------------------------------
                  2004                   High                   Low
         ----------------------------------------------------------------------
         Quarter ended
              August 31                  $ 0.04                 $ 0.03
              November 30                $ 0.06                 $ 0.04
              February 29                $ 0.08                 $ 0.04
              May 31                     $ 0.35                 $ 0.04
         ----------------------------------------------------------------------
                  2005
         ----------------------------------------------------------------------
         Quarter ended
              August 31                  $ 0.05                 $ 0.04
              November 30                $ 0.05                 $ 0.05
              February 28                $ 0.06                 $ 0.04
              May 31                     $ 0.04                 $ 0.04
         ----------------------------------------------------------------------

         B.     Holders

         As of May 31, 2005, there were 1,012 holders of the Company's Common Stock, as reported by the Company's transfer agent.

         C.     Dividends

         The Company has not paid any dividends on its Common stock. As of May 31, 2005 & 2004, the Company has dividends in arrears of $12,770 & $10,770, respectively on its Class AA Preferred Stock.

         D.     Recent Sales of Unregistered Securities and Use of Proceeds

         The Company has not sold any unregistered securities for the years ending May 31, 2005, 2004 and 2003.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is management's discussion and analysis of HomeLife's financial condition and results of operations for the fiscal years ended May 31, 2005 and 2004. Detailed information is contained in the financial statements included with this document. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The following table sets forth, for the periods indicated, selected financial information for the Company.

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

Recent Developments

           The Board of Directors of Homelife, Inc. have signed a letter of intent dated August 4, 2005 with R Capital Partners, Inc. for the sale of majority control of Homelife, Inc. and the subsequent acquisition by Homelife of 100% of the issued and outstanding shares owned by shareholders of Price Oil, Inc. The full sales price has been set at $250,000. Upon confirmation that the full sales price has been received into escrow, Homelife shall complete a 1 for
5.2 reverse stock split of its common shares and preferred shares such that a total of 2,379,208 total shares of common stock shall be issued and outstanding and a total of 9.6154 shares of its Series AA preferred stock shall be issued and outstanding subsequent to the reverse stock split. Homelife shall also have a total of 200,000 warrants issued and outstanding exercisable at $9.10 per share (post reverse split) until 2012.

         Upon completion of the reverse split the shareholders of Homelife shall deliver to escrow a total of 1,383,499 shares, together with medallion guaranteed stock powers sufficient to transfer ownership of such shares and Homelife shall immediately issue and deliver an additional 27,470,551 shares to the escrow account for a total of 28,854,050.

         At the closing, escrow shall release the Homelife shares to the Price Oil, Inc. shareholders, R Capital or assigns. The purchase price will be released to pay the liabilities and other obligations of Homelife Realty Services, Inc., a wholly-owned subsidiary of Homelife and release the Price shares to Homelife.

Results of Operations

         The following table sets forth, for the years indicated, selected financial information for the Company:

================================================================================
                                          Year Ended               Year Ended
                                         May 31, 2005             May 31, 2004
--------------------------------------------------------------------------------
Statement of Operations Data
   Revenue                               $   627,808              $   769,230
   Net Loss                              $  (139,323)             $  (123,043)
   Net Loss per share                    $      (.01)             $      (.02)
--------------------------------------------------------------------------------
Balance Sheet Data
   Current Assets                        $   125,641              $   157,740
                                         $    64,458              $   131,683
   Total Property & Equipment, Net
                                         $   510,879              $   662,055
   Total Assets
                                         $   336,202              $   457,375
   Total Current Liabilities
                                         $(4,748,978)             $(4,609,655)
   Accumulated Deficit
                                         $    24,850              $   164,173
   Total Stockholder's Equity
================================================================================

Fiscal Year Ended May 31, 2005 compared to Fiscal Year Ended May 31, 2004

         Revenues. The Company generated gross sales of $627,391 for the fiscal year ended May 31, 2005 compared to gross sales of $769,230 for the fiscal year ended May 31, 2004. Revenue by business segment is shown below:

                       For the year ended            For the year ended
                       May 31, 2005                  May 31, 2004

                       Amount              %         Amount            %
                       ------              -         -------           -
Royalty fees           $ 428,770         68.3        $  453,025      58.9
Franchise fees            53,237          8.5           120,320      15.6
Home warranty sales      105,311         16.8           125,197      16.3
Other                     40,490          6.4            70,688       9.2
                       ----------       -----        -----------    -----
TOTAL                  $ 627,808        100.0        $  769,230     100.0

The largest decrease in revenue from fiscal year 2004 was from franchise fees. Due to a slow down in the Michigan real estate market, franchise fees were lower. Other income was also lower in the current year due to fewer closed escrows from the retail real estate brokerage.

Royalty fees decreased from $453,025 in fiscal year 2004 to $428,770 for fiscal year 2005. This 5% decrease relates to fewer franchise offices and lower sales in the current year. The current year total number of franchise offices was 88 offices compared to 98 offices in the prior year. Overall sales from the offices were down so in turn, royalty fees were lower.

Franchise fees decreased $67,083 from $120,320 in the prior fiscal year to $53,237 in the current fiscal year. The decrease in franchise fees is a result of fewer offices and sales from these offices. There were no sales of master franchise agreements during the current fiscal year.

Home warranty sales were $105,311 and $125,197 for the fiscal years ended May 31, 2005 and 2004, respectively. The number of warranty contracts sold in the current year was 303 compared to 295 in fiscal year 2004. While the company sold slightly more contracts during fiscal year 2005, the average cost per contract was lower than in the prior year.

         Direct Costs. Direct costs for the year ended May 31, 2005 was $111,545 compared to $95,529 for the year ended May 31, 2004. Direct costs are higher in the current year although revenue is lower due to the addition of commissioned sales managers. The Company is paying a commission on franchise and brokerage sales which had not happened in previous years.

         Gross Profit Percentage. Due to the increase in cost of sales during the current year, the gross profit percentage has decreased to 82% from 88% in the prior year.

         Salaries and fringe benefits. Salaries and fringe benefits decreased $22,061, from $221,244 for the fiscal year ended May 31, 2004 to $199,183 for the fiscal year ended May 31, 2005. The decrease in salaries expense relates to one employee in the California office that was paid a lower salary during the current year and one fewer employee in the Michigan office.

         General and administrative. General and administrative costs increased to $273,660 for the year ended May 31, 2005 from $257,674 for the year ended May 31, 2004. This 6% increase was primarily due to the move and additional marketing materials purchased.

         Occupancy costs. Occupancy costs are 16% lower in the current year as a result of the California office move.

         Financial. Financial costs for the year ended May 31, 2005 was $13,862 compared to $32,090 for the year ended May 31, 2004. This decrease is due to lower interest paid on the equipment leases and fewer write offs of uncollectible receivables than in the prior year.

         Depreciation. Depreciation of fixed assets was comparable for the two periods.

         Impairment loss. In the prior fiscal year, the company wrote off the remainder, $20,000, of the purchased franchise rights in accordance with SFAS
144. Accordingly, there was no impairment loss in the current year.

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

The company has experienced recurring operating losses and has a working capital deficiency of $210,561 as of May 31, 2005. Management has initiated changes in operational procedures, reduced expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and officers of the company are as follows:

Name                           Age         Position
----                           ---         --------

Andrew Cimerman                57          President and Director

Terry A. Lyles, Ph.D.          46          Director

F. Bryson Farrill              77          Director

Charles Goodson                50          Vice President

Marie May                      38          Chief Financial Officer, Secretary
                                           and Director

Andrew Cimerman, 57, President and Director, has held the positions of Director and President since April 1996. For 7 years prior thereto, he was the founder and majority shareholder of HomeLife Securities, Inc. and its wholly owned subsidiary HomeLife Realty Services, Inc. Mr. Cimerman is the founder, President and majority shareholder of: Simcoe Fox Developments, Ltd., a private development company located in Toronto, Ontario, Canada; HomeLife Cimerman Real Estate Ltd., a Toronto based real estate company; Jerome's Magic World, Inc., the owner of certain animated characters; and, majority shareholder and President of Realty World America, Inc. Mr. Cimerman owns HomeLife Realty Services Inc., a Canadian affiliate which operates a real estate franchise company in Canada. HomeLife Securities is a separate company from HomeLife, Inc. and HomeLife Securities licenses certain "HomeLife" trademarks and service marks to HomeLife, Inc. Mr. Cimerman brings over 30 years of real estate service experience to the company, and is a strong and committed leader focused on the growth and success of the company.

Terry A. Lyles, Ph.D, 46, Director joined the company as a director in August 1997. Dr. Lyles is a national and international speaker and trainer to professional athletes, Fortune 500 Companies, schools, universities and public audiences. Dr. Lyles' program is to reach people around the world with the message of "balance and excellence." For the past 16 years, Dr. Lyles has traveled across the United States and around the world conveying this profound message of "Life Accountability" and "A Better You." Dr. Lyles has conducted a weekly radio program "A Better You" since May 1, 1994, which is currently heard by over 1 million people in 65 nations. Dr. Lyles holds a Ph.D degree in Psychology from Wayne State University in Detroit, Michigan.

F. Bryson Farrill, 77, Director joined the company as a director in February 1997. Mr. Farrill has been in the securities industry for the past 35 years. Mr. Farrill has held various senior positions, including that of President and Chairman of McLeod, Young, Weir International, an investment dealer in Toronto, Canada. He was also the Chairman of Scotia McLeod (USA) Inc. for eleven years. Mr. Farrill's broad experience is not only utilized in the United States and Canada but has served to direct the expansion of McLeod, Young, Weir Ltd. into Europe and Asia through an extensive network of branch offices.

Charles Goodson, 50, Vice President & Director has been employed by the company, or its subsidiary companies since March 1992. Mr. Goodson had 16 years of commercial banking experience prior to joining HomeLife Realty Services. He is a licensed realtor. Mr. Goodson earned his B.S. degree in Business Administration from California State University, Northridge.

Marie M. May, 38, Chief Financial Officer, Secretary and Director has been with the company since July 2000. Ms. May has 16 years experience in finance & accounting mainly related to small emerging businesses. Prior to joining HomeLife Ms. May was Chief Financial Officer for Medical Data International, Inc, a provider of healthcare business information. Ms. May is a certified public accountant and received her B.S. degree in Accounting from Pepperdine University in 1989.

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


ITEM 10-EXECUTIVE COMPENSATION.

         (a)      Summary of Compensation

The following officer of the Company received or accrued the following annual cash salaries and other compensation:

                                                  Summary Compensation Table
---------------------------------------------------------------------------------------------------------------------------
                        Annual Compensation                          Long Term Compensation
                        -------------------                             Awards                Payouts
                                                                     ----------------------   -------
                                                         Other                                             All Other
Name                                                     Annual      Restricted                            Compensation
and                                                      Compen-     Stock
                                                         sation      Awards        Options    LTIP
Principal Position      Year     Salary           Bonus                            SARs       Payouts
Andrew Cimerman,        2005       $20,000            -      -           -            -          -               -
President, Director     2004       $20,000            -      -           -            -          -               -
                        2003       $20,000            -      -           -            -          -               -
---------------------------------------------------------------------------------------------------------------------------

                      ------------------------------------

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


ITEM 11-  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of May 31, 2005: (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group.

Name and address of beneficial owner        Amount and nature of beneficial owner(1)             Percent of class
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

--------------

(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(2)  c/o Company's address1503 South Coast Drive, Suite 204, Costa Mesa, CA
     92626.
(3) 249,594 of these shares are held in the name of Cimerman Real Estate Ltd. Cimerman Real Estate Ltd. was created as a Real Estate Sales Company. Mr. Cimerman has certain voting powers associated with the shares held by Cimerman Real Estate Ltd., as 100% of the financial benefits derived from the shares held by Cimerman Real Estate Ltd. are for the benefit of Mr. Cimerman.

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

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)       Exhibits

           The following documents are filed as exhibits to this Report:

3.1 Articles of Incorporation of HomeLife, Inc., a Nevada corporation, dated October 9, 1995*
3.2 Certificate of Amendment of Articles of Incorporation of HomeLife, Inc., a Nevada corporation, dated July 2, 1997*
3.3 Certificate of Amendment of Articles of Incorporation of HomeLife, Inc., a Nevada corporation, dated September 1, 1998*
3.4      Bylaws of HomeLife, Inc., dated October 10, 1995*
4.1      Certificate of Designated Class A Preferred Stock*
4.2      Certificate of Designated Class AA Preferred Stock*
10.1 Lease Agreement dated November 1, 1996 for the office located in Calgary, Alberta, Canada*
10.2 Lease Agreement dated September 1, 1997 for the office located in Airdrie, Alberta, Canada*
10.3 Lease Agreement dated January 15, 1999 for the office located in Newport Beach, California*
10.4 Lease Agreement dated April 12, 1990 for the office located in Newport Beach, California*
10.5 First Addendum to Lease dated April 12, 1990 for the property located in Newport Beach, California*
10.6 Second Addendum to Lease dated July 8, 1993 for the property located in Newport Beach, California*
10.7 Third Addendum to Lease dated July 17, 1996 for the property located in Newport Beach, California*
10.8     Builder's Realty Stock Purchase Agreement dated February 27, 1998*
10.9 Agreement for Purchase of Network Real Estate, Inc. Licensing Agreement and Trademarks, dated June 12, 1998*
10.10    Stock Purchase Agreement, dated July 23, 1998*
10.11    Asset Purchase Agreement, dated January 16, 1997*
10.12    Option Agreement, dated July 10, 1996*
10.13    Asset Purchase Agreement, dated April 13, 1998*
10.14    Loan Purchase Agreement, dated July 7, 1998*
10.15    Agreement and Plan of Acquisition, dated April 15, 1996*
10.16    Agreement and Plan of Acquisition, dated April 15, 1996*
10.18    Form of Participating Independent Broker Franchise Agreement*
10.19    Form of Broker Membership Agreement*
10.20    Stock Purchase Agreement, dated September 10, 1998*
10.21    Employment Agreement between HomeLife, Inc. and Andrew Cimerman*
10.22 Trademark License Agreement between HomeLife, Inc. and Jerome's Magic World, Inc.*
10.23    HomeLife Higher Standards Asset Purchase Agreement, dated January 20,
         1999*
10.24 Acquisition Agreement between Bright Financial Corporation and MaxAmerica Financial Services, Inc.*
21       List of Subsidiaries*
27.1     Financial Data Schedule
31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------------
*Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on November 2, 1999.

ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table sets forth the aggregate fees billed to HomeLife for the years ended May 31, 2005 and May 31, 2004 by Rotenberg & Co., LLP:


                                 Year Ended May 31,
                      -----------------------------------------
                           2005                    2004
                      -----------------------------------------
Audit Fees            $     10,500               $   12,500
Audit-Related
Fees                  $         --               $       --
Tax Fees              $         --               $       --
All Other Fees        $      6,000               $    6,000

Audit-related fees billed during the fiscal years ended May 31, 2005 and 2004 were for services related to consents and assistance with and review of documents filed with the Securities and Exchange Commission. All income tax preparation for the Company has been done in house.

The Audit Committee has not adopted any polices or procedures for the pre-approval of non-audit services. The Audit Committee has considered the role of Rotenberg & Co., LLP in providing audit, audit-related, and other services to HomeLife and has concluded that such services are compatible with Rotenberg & Co., LLP's role as HomeLife's independent auditors for the years ended May 31, 2005 and 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELIFE, INC.
Registrant


By: /s/ Andrew Cimerman                         Date:    August 31 , 2005
   --------------------------------             --------------------------------
   Chief Executive Officer, President,
   Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Cimerman                         Date:    August 31, 2005
   -------------------------------              --------------------------------
Chief Executive Officer, President,
Director

                         HOMELIFE, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            AT MAY 31, 2005 AND 2004

                         HOMELIFE, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            AT MAY 31, 2005 AND 2004


                                TABLE OF CONTENTS


       Report of Independent Registered Public Accounting Firm             1

       Consolidated Balance Sheets                                         2

       Consolidated Statements of Operations                               3

       Consolidated Statements of Cash Flows                               4

       Consolidated Statements of Stockholders' Equity                     5

       Notes to Consolidated Financial Statements                     6 - 23

                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Shareholders
HomeLife, Inc. and Subsidiaries
(A Nevada Corporation)
Fountain Valley, California

         We have audited the accompanying consolidated balance sheets of HomeLife, Inc. and Subsidiaries as of May 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended May 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeLife, Inc. and Subsidiaries as of May 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and, at May 31, 2005, has a significant working capital deficiency. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
August 31, 2005

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
At May 31, 2005 and 2004

                                                                                      2005                2004
                                                                                      ----                ----
ASSETS

       CURRENT ASSETS

           Cash                                                                   $ 75,360           $ 112,974
           Marketable securities, at fair value                                        900                 900
           Accounts receivable, net (note 4)                                        14,346               8,361
           Prepaid expenses and deposits                                            35,035              35,505

                                                                                ---------------------------------

         TOTAL CURRENT ASSETS                                                      125,641             157,740

       PROPERTY AND EQUIPMENT, NET (note 5)                                         64,458             131,683

       GOODWILL, NET (note 6)                                                      225,943             225,943

       OTHER ASSETS, NET (note7)                                                    94,837             146,689

                                                                                ---------------------------------

         TOTAL ASSETS                                                            $ 510,879           $ 662,055

                                                                                =================================

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
At May 31, 2005 and 2004

                                                                                      2005                2004
                                                                                      ----                ----
LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES

         Bank indebtedness (note 9)                                          $      80,900       $      42,689
         Accounts payable                                                          160,704             320,088
         Reserve for warranty                                                       51,953              51,953
         Deferred revenue                                                           42,645              42,645
                                                                             ---------------------------------

         TOTAL CURRENT LIABILITIES                                                 336,202             457,375

         DUE TO STOCKHOLDER (note 3)                                               128,984              19,664

         MINORITY INTEREST                                                          20,843              20,843
                                                                             ---------------------------------

         TOTAL LIABILITIES                                                         486,029             497,882
                                                                             ---------------------------------

         STOCKHOLDERS' EQUITY

         CAPITAL STOCK (note 9)                                                  1,037,372           1,037,372

         ADDITIONAL PAID IN CAPITAL (note 9)                                     3,731,741           3,731,741

         ACCUMULATED OTHER COMPREHENSIVE
              INCOME                                                                 4,715               4,715

         ACCUMULATED DEFICIT                                                    (4,748,978)         (4,609,655)
                                                                             ---------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                                 24,850             164,173
                                                                             ---------------------------------

         TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                           $    510,879        $     662,055
                                                                             =================================

        The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended May 31, 2005 and 2004

                                                                                      2005                2004
                                                                                      ----                ----
         REVENUE

              Royalty and franchise fees                                      $    482,007        $    573,345
              Warranty fees                                                        105,311             125,197
              Other income                                                          40,490              70,688
                                                                              --------------------------------

         TOTAL REVENUE                                                             627,808             769,230

         DIRECT COSTS                                                              111,545              95,529
                                                                              --------------------------------

         GROSS PROFIT                                                              516,263             673,701
                                                                              --------------------------------

         EXPENSES

              Salaries and fringe benefits                                         199,183             221,244
              General and administrative                                           273,660             257,674
              Occupancy                                                             49,804              59,453
              Financial                                                             13,862              32,090
              Depreciation                                                          67,225              68,097
              Amortization                                                          51,852              51,852
              Impairment loss on purchased franchise rights                             --              20,000
              Litigation Settlement                                                     --              85,000
                                                                              --------------------------------

         TOTAL EXPENSES                                                            655,586             795,410
                                                                              --------------------------------

         LOSS BEFORE MINORITY INTEREST                                            (139,323)           (121,709)

              Minority interest                                                         --              (1,334)
                                                                              --------------------------------

         NET LOSS                                                             $   (139,323)       $   (123,043)
                                                                              ================================
         BASIC AND FULLY DILUTED LOSS
            PER COMMON SHARE                                                  $      (0.01)       $      (0.02)
                                                                              ================================

         WEIGHTED-AVERAGE NUMBER
              OF COMMON SHARES                                                  12,371,886           7,169,582
                                                                              ================================

        The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended May 31, 2005 and 2004

                                                                                           2005           2004
                                                                                           ----           ----
         CASH FLOWS FROM OPERATING ACTIVITIES
              Net loss                                                                $(139,323)     $(123,043)
              Adjustments to reconcile net loss to net
                  cash from operating activities
              Amortization                                                               51,852         51,852
              Bad Debts                                                                      --         15,730
              Depreciation                                                               67,225         68,097
              Impairment loss on purchased franchise rights                                  --         20,000
              Change in value of minority interest                                           --          1,334
              Changes in assets and liabilities:
              Accounts receivable                                                        (5,985)         1,778
              Prepaid expenses and deposits                                                 471           (973)
              Accounts payable                                                         (159,385)        63,340
              Reserve for warranty                                                           --        (23,047)
              Deferred revenue                                                               --       (131,880)
              Due to stockholder                                                        109,320         47,164

                                                                                      ------------------------
         Total Cash Flows from Operating Activities                                     (75,825)        (9,648)

         CASH FLOWS FROM INVESTING ACTIVITIES
              Purchases of property and equipment                                            --             --
                                                                                      ------------------------

         CASH FLOWS FROM FINANCING ACTIVITIES
              Borrowings (repayments) on bank indebtedness, net                          38,211         (1,172)
                                                                                      ------------------------

         NET CHANGE IN CASH                                                             (37,614)       (10,820)
              Cash, beginning of year                                                   112,974        123,794
                                                                                      ------------------------

         CASH, END OF YEAR                                                            $  75,360      $ 112,974
                                                                                      ------------------------
         SUPPLEMENTAL DISCLOSURE OF CASH
             FLOW INFORMATION:
              Interest paid                                                           $   4,430      $   4,797

                                                                                      ========================

              Income taxes paid                                                       $      --      $      --
                                                                                      ========================

        The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years ended May 31, 2005 and 2004

                                                    Class A                Class AA       Additional                    Accum. Other
                               Common Stock    Preferred Stock - 6%   Preferred Stock-8%    Paid in     Accumulated    Comprehensive
                            Shares    Amount    Shares      Amount    Shares      Amount    Capital       Deficit          Income
                            ------    ------    ------     ------     ------      ------    -------       -------          ------
BALANCE, MAY 31, 2003     6,108,586   $ 6,109   10,000   $1,000,000       50    $ 25,000   $3,487,472   $(4,486,612)       $4,715

Issuance of shares to
stockholder for
expenses paid and
services rendered         6,263,300     6,263       --           --       --          --      244,269            --            --

Net loss                         --        --       --           --       --          --           --      (123,043)           --
                         -----------------------------------------------------------------------------------------------------------
BALANCE, MAY 31, 2004    12,371,886   $12,372   10,000   $1,000,000       50    $ 25,000   $3,731,741   $(4,609,655)       $4,715


Net loss                          --       --       --           --       --          --           --      (139,323)           --
                         -----------------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 2005    12,371,886   $12,372   10,000   $1,000,000       50    $ 25,000   $3,731,741   $(4,748,978)       $4,715
                         ==========================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


    1.   MANAGEMENT'S PLANS AND FUTURE OPERATIONS

         At May 31, 2005, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, negative cash flow from operations and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

         a) During the current fiscal year, the company settled certain lawsuits regarding the former Calgary operations and the current Michigan operations which will further reduce legal fees and management involvement

         b) The company is currently focusing on:
            - attempting to raise additional funding through private and public offering,
            -   investigating and pursing potential mergers/acquisitions,
            -   the core business of franchising nationwide
            - the company is making efforts to reduce unnecessary operating expenses on a monthly basis

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

         b) Majority-owned subsidiaries

            The Keim Group Ltd. ("Keim") and MaxAmerica Home Warranty Company ("MaxAmerica") - 93.33% and 82.72% respectively.

            On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these consolidated financial statements include the financial results of the subsidiaries for the years ended May 31, 2005 and 2004.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


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

            iv) Accounts Receivable and Allowance for Doubtful Accounts

                Accounts receivable are stated net of allowance for doubtful accounts. The company estimates the allowance based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $15,275 at May 31, 2005 and 2004.

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

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


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

         x)     Amortization of Other Assets

                Amortization of other assets is on a straight-line basis over their estimated useful lives as follows:

                Trademarks and franchise rights                      10 years

         xi)    Impairment of Long-Term Assets

                In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of May 31, 2005, management expects its long-lived assets to be fully recoverable.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


    3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

       xii)     Due to Stockholder

                Certain disbursements of the company have been paid by a major stockholder, and accordingly, a liability to the stockholder has been recorded. Also included in the account is the deferred portion of the President's salary, a major stockholder. The balance at May 31, 2005 and 2004 was $128,984 and $19,664, respectively. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the company has imputed interest at the prime rate plus 1% (7.00% and 5.00% at May 31, 2005 and 2004, respectively). Imputed interest expense for the years ended May 31, 2005 and 2004 was $6,731 and $10,497, respectively.

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

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


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

                The company has used the fair value approach for stock option plan granted to non-employees according to EITF 96-18. There were no stock options granted to non-employees during the years ended May 31, 2005 and 2004.

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

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


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

    4.   ACCOUNTS RECEIVABLE
                                                             2005          2004
                                                             ----          ----

           Accounts receivable                           $ 29,621       $23,636
           Less:  Allowance for doubtful accounts          15,275        15,275
                                                         ----------------------

           Accounts receivable, net                      $ 14,346       $ 8,361
                                                         ======================

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


       5.  PROPERTY AND EQUIPMENT
                                                              2005          2004
                                                              ----          ----

           Furniture and fixtures                        $ 230,759     $ 230,759
           Computer equipment and software                 599,038       599,038
           Leasehold improvements                           13,734        13,734
           Automobile                                       19,865        19,865
                                                         -----------------------

           Cost                                            863,396       863,396
                                                         -----------------------

           Less: Accumulated depreciation

           Furniture and fixtures                          217,689       204,689
           Computer equipment and software                 548,017       497,718
           Leasehold improvements                           13,367         9,441
           Automobile                                       19,865        19,865
                                                         -----------------------

                                                           798,938       731,713
                                                         -----------------------

           Net book value                                $  64,458     $ 131,683

                                                         =======================

           Depreciation expense for the years ended May 31, 2005 and 2004 was $67,225 and $68,097, respectively.

       6.  GOODWILL

                                                              2005          2004
                                                              ----          ----

           Carrying value at beginning of year           $ 225,943     $ 225,943
           Less:  Impairment loss                               --            --
                                                         -----------------------

           Carrying value at end of year                 $ 225,943     $ 225,943

                                                         =======================

           The goodwill balance represents goodwill associated with the real estate franchise segment.

           No impairment losses were recorded during the years ended May 31, 2005 and May 31, 2004.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004

       6.  GOODWILL (cont'd)

                In accordance with the requirements of SFAS No. 142, the company has not amortized goodwill for the years ended May 31, 2005 and 2004.

       7.  OTHER ASSETS

                                                                                      2005                2004
                                                                                      ----                ----
           Trademarks and franchise rights                                       $ 200,000           $ 200,000
           Franchise software                                                      502,846             502,846
                                                                                 -----------------------------
           Cost                                                                    702,846             702,846
                                                                                 -----------------------------

           Less:  Accumulated amortization

           Trademarks and franchise rights                                         183,018             139,783
           Franchise software                                                      424,991             416,374
                                                                                 -----------------------------
                                                                                   608,009             556,157
                                                                                 -----------------------------
           Net book value                                                        $  94,837           $ 146,689
                                                                                 =============================

                Amortization expense for each of the years ended May 31, 2005 and 2004 was $51,852.

                The estimated annual amortization expense for the five years succeeding May 31, 2005 are as follows:

                2006                                     $51,852
                2007                                       8,617
                2008                                       8,617
                2009                                       8,617
                2010                                       8,617
                Thereafter                                 8,617
                                                         -------
                TOTAL OTHER ASSETS                       $94,937
                                                         =======

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


       8.  BANK INDEBTEDNESS

                At May 31, 2005 and 2004, the company had two available lines of credit under bank loan agreements. The two credit lines total $95,000 of available credit, with a combined outstanding balance of $80,900 and $42,689, respectively. The unsecured operating credit lines bear interest at variable rate ranging from prime plus 2 1/2% to prime plus 6 1/2% (prime rate was 6.00% and 4.00% at May 31, 2005 and 2004, respectively). These lines were held by the corporate office in California.

                Annual maturities of the bank indebtedness for the five years succeeding May 31, 2005 are as follows:

                                 2006   $     0
                                 2007         0
                                 2008         0
                                 2009         0
                                 2010    25,000

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004

       9.  CAPITAL STOCK

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

                100,000,000 Common shares of $0.001 par value

                Issued

                                                                              2005                2004
                                                                              ----                ----
                10,000 Class A Preferred shares                        $ 1,000,000         $ 1,000,000
                    50  Class AA Preferred shares                           25,000              25,000
                 12,371,886  Common shares                                  12,372              12,372
                                                                       -------------------------------
                TOTAL CAPITAL STOCK                                    $ 1,037,372         $ 1,037,372
                                                                       ===============================

           b)   Shares issued since June 1, 2002 were as follows:

                i) Common shares

                In March 2004, the company issued 6,263,300 shares of common stock to an existing stockholder in exchange for services rendered and company expenses personally paid by the stockholder, valued at $250,532.

                No shares of common stock were issued during the fiscal year ended May 31, 2005.

           c)   Preferred Stock Dividends

                At May 31, 2005 and 2004, the company had $12,770 and $10,770, respectively, of preferred stock dividends in arrears on its outstanding shares of Class AA Preferred Stock.

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

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


       9.  CAPITAL STOCK   (cont'd)

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

                30,000 Common shares at $5 per share, granted in September, 1998, vested and exercisable for 5 years

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


       9.  CAPITAL STOCK   (cont'd)

           f)   Stock options (cont'd)

                Pro-forma information regarding net income and earnings per share is required by SFAS No. 123 (as amended by SFAS No. 148), Accounting for Stock Based Compensation, and has been determined as if the company had accounted for its employee stock options based on fair values at the grant date for options granted. The company's pro-forma information for the years ended May 31, 2005 and 2004 would have been as follows:

                                                            2005            2005           2004           2004
                                                 ---------------  --------------  -------------  -------------
                                                     As Reported       Pro-Forma    As Reported      Pro-Forma
                                                 ---------------  --------------  -------------  -------------
                 Net loss                             $(139,323)      $(139,323)     $(123,043)     $(123,043)
                 Basic and fully diluted loss
                      per Common share                $   (0.01)      $   (0.01)     $   (0.02)     $   (0.02)

           g)   Earnings per share

                The fully diluted earnings per share does not include the issuance of shares which would be anti-dilutive arising from the following:

                i. Conversion of 10,000 Class A Preferred shares to Common shares

                ii. Conversion of 50 Class AA Preferred shares to Common shares

                iii. Exercise of warrant which entitles holder to acquire
                     200,000 Common shares at $1.75 per share

                iv. Exercise of stock options to acquire 130,000 Common shares

                v. Common stock which may be required [note 10(c)]

       10. INCOME TAXES

                                                                                         2005             2004
                                                                                         ----             ----
           a)   Current                                                           $       --       $        --
                Deferred                                                                  --                --
                                                                                  ----------------------------
                                                                                  $       --       $        --
                                                                                  ============================

           b)   The components of deferred income taxes are comprised as follows:

                Losses carried-forward                                            $ 1,380,000      $ 1,260,000
                Valuation allowance                                                (1,380,000)      (1,260,000)
                                                                                  ----------------------------
                                                                                  $       --       $        --
                                                                                  ============================

           c) At May 31, 2005, the company had non-capital losses available for carry-forward of approximately $2,800,000. These losses expire after May 31, 2024.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


       12. COMMITMENTS AND CONTINGENCIES

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

                This lawsuit was settled on August 20, 2004 in the amount of $85,000. This was paid by a majority shareholder of the company and has been properly reflected in the financial statements. The amount was accrued and shown as an expense for the year ended May 31, 2005.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


       13. SEGMENTED INFORMATION:

                Segmented information has been provided for the company on the basis of different services.

                                                             2005          2004
                                                             ----          ----

           a)   Revenue by industry

                Real estate franchise                    $482,007      $573,345
                Home warranty                             105,311       125,197
                Other income                               40,490        70,688
                                                        -----------------------
                Total                                    $627,808      $769,230
                                                        =======================

           b)   Net income (loss) by industry

                Real estate franchise                   $(158,750)    $(147,729)
                Home warranty                              21,522        26,257
                Other                                      (2,095)       (1,571)
                                                        -----------------------
                Total                                   $(139,323)    $(123,043)
                                                        =======================

           c)   Identifiable assets by industry

                Real estate franchise                    $378,004      $528,079
                Mortgage financing                         77,632        77,125
                Home warranty                              42,585        42,497
                Other                                      12,658        14,354
                                                        -----------------------
                Total                                    $510,879      $662,055
                                                        =======================

           d)   Amortization by industry

                Real estate franchise                     $51,852       $51,852
                                                        -----------------------
                Total                                     $51,852       $51,852
                                                        =======================

           e)   Depreciation by industry

                Real estate franchise                     $67,189       $67,953
                Home warranty                                  36           144
                                                        -----------------------
                Total                                     $67,225       $68,097
                                                        =======================

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


       13. SEGMENTED INFORMATION   (cont'd)

                                                             2005          2004
                                                             ----          ----

           f)   Interest by industry

                Real estate franchise                   $   11,161    $  15,294
                                                        -----------------------
                Total                                   $   11,161    $  15,294
                                                        =======================

           g)   Significant non-cash transactions by industry

                Real estate franchise                   $       --    $ 270,532
                                                        -----------------------
                Total                                   $       --    $ 270,532
                                                        =======================

                Significant non-cash transactions for the fiscal year ended May 31, 2004 included the issuance of shares of common stock to a majority stockholder in exchange for services performed and expenses personally paid by the stockholder, valued at $250,532, and the write-off by impairment of the purchased franchise rights, totaling $20,000.

       14. COMMITMENTS

                The company has operating leases for premises which extend through May 31, 2008. Future minimum rental payments as of May 31, 2005 under the operating lease agreements are as follows:

                2006                                             $20,304
                2007                                              20,304
                2008                                               6,768
                                                                 -------
                                                                 $47,376
                                                                 =======

                Rent expense for the years ended May 31, 2005 and 2004 was $49,304 and $57,768, respectively.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


           15. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

             a) During the fiscal year ended May 31, 2004, the company issued
                6,263,300 shares of common stock to an existing stockholder in exchange for services rendered and company expenses personally paid by the stockholder, valued at $250,532.

           16.  RELATED PARTY TRANSACTIONS

                                                                                      2005                2004
                                                                                      ----                ----
                Licensing expense accrued or paid to a company controlled
                     by the President                                            $       1            $  4,167
                President's salary expense accrued                               $  20,000            $ 20,000
                Issuance of 6,263,300 shares of common stock to President
                     for accrued salary, accrued licensing fees, and expenses
                     personally paid by President                                $      --            $250,232

                During the fiscal year ended May 31, 2004, the company entered into a new Licensing Agreement with a company controlled by the President. The agreement is for a five-year term, effective November 1, 2003, with annual licensing fees due of $1 for the first two years, increasing to $5,000 for the final three years of the agreement.

           17. DISPUTED LIABILITY

                The accounts payable balance includes a liability of approximately $95,000 owed to the corporation's former accountant for professional services rendered. The prior accountant claims that the balance owed is approximately $130,000. The disputed amount is currently being negotiated and may be settled at a compromise. The potential liability for the disputed amount has not been recorded within this financial statement. Settlement could result in an additional professional service expense of $35,000.

           18.  SUBSEQUENT EVENT

                The Board of Directors of Homelife, Inc. have signed a letter of intent dated August 4, 2005 with R Capital Partners, Inc. for the sale of majority control of Homelife, Inc. and the subsequent acquisition by Homelife of 100% of the issued and outstanding shares owned by shareholders of Price Oil, Inc. The full sales price has been set at $250,000. Upon confirmation that the full sales price has been received into escrow, Homelife shall complete a 1 for 5.2 reverse stock split of its common shares and preferred shares such that a total of 2,379,208 total shares of common stock shall be issued and outstanding and a total of 9.6154 shares of its Series AA preferred stock shall be issued and outstanding subsequent to the reverse stock split. Homelife shall also have a total of 200,000 warrants issued and outstanding exercisable at $9.10 per share (post reverse split) until 2012.

                Upon completion of the reverse split the shareholders of Homelife shall deliver to escrow a total of 1,383,499 shares, together with medallion guaranteed stock powers sufficient to transfer ownership of such shares and Homelife shall immediately issue and deliver an additional 27,470,551 shares to the escrow account for a total of 28,854,050.

                At the closing, escrow shall release the Homelife shares to the Price Oil, Inc. shareholders, R Capital or assigns. The purchase price will be released to pay the liabilities and other obligations of Homelife Realty Services, Inc., a wholly-owned subsidiary of Homelife and release the Price shares to Homelife.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


           19.  RECENTLY ISSUED PRONOUNCEMENTS

                In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended May 31, 2007. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

                In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended May 31, 2007. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

                In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended May 31, 2007. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

                In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended November 30, 2005. The Company is currently evaluating the impact of SFAS 153 on its consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2005 and 2004


           19.  RECENTLY ISSUED PRONOUNCEMENTS continued......

                In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended May 31, 2007. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.