Form 10QSB
period 2005-08-31
HOMELIFE INC
filed 2005-10-17
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2005

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

                     NEVADA                               33-0680443
         ----------------------------        ---------------------------------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)


        1503 South Coast Drive, Suite 204, Costa Mesa, CA              92626
        --------------------------------------------------        --------------
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

                                                              Yes |X| No |_|

    The issuer had 12,371,886 common shares outstanding as of August 31, 2005

Transitional Small Business Disclosure Format (check one):

                                                              Yes |_| No |X|

                                 HOMELIFE, INC.

                                      INDEX
                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION                                                1.

Item 1. Financial Statements                                                  1.

        Consolidated Balance Sheet at August 31, 2005 (Unaudited)             1.

        Consolidated Statements of Operations for the three months ended      3.
               August 31, 2005 and 2004 (Unaudited)

        Consolidated Statements of Cash Flows for the three months ended      4.
               August 31, 2005 and 2004 (Unaudited)

        Notes to Consolidated Financial Statements                            5.

Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operation.                                          7.

Item 3. Controls and Procedures.                                              9.

PART II - OTHER INFORMATION                                                   9.

Item 1. Legal Proceedings.                                                    9.

Item 2. Changes in Securities and Use of Proceeds.                           10.

Item 3. Defaults Upon Senior Securities.                                     10.

Item 4. Submission of Matters to a Vote of Security Holders.                 10.

Item 5. Other Information.                                                   10.

Item 6. Exhibits and Reports on Form 8-K.                                    10.
         (a) Exhibits
         (b) Reports on Form 8-K

PART I - FINANCIAL INFORMATION


HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AT AUGUST 31, 2005
(UNAUDITED)


ASSETS
Current Assets
         Cash                                                           $ 88,510
         Marketable securities, at fair value                                900
         Accounts receivable, net                                          7,436
         Prepaid expenses and deposits                                    35,275
                                                                        --------
                                                                         132,121

         Property and Equipment, net                                      49,458

         Goodwill                                                        225,943

         Other Assets, net                                                81,874
                                                                        --------
                                                                        $489,396
                                                                        ========

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
AT AUGUST 31, 2005
 (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY
         Current Liabilities

         Lines of credit                                            $    57,234
         Accounts payable                                               184,588
         Reserve for warranty                                            51,953
         Note payable                                                     4,510
         Deferred revenue                                                42,645
                                                                    -----------
                                                                        340,930

         Note Payable                                                    17,045

         Due to Stockholder                                             136,722

         Minority Interest                                               20,843
                                                                    -----------
                                                                        515,540

         Stockholders' Equity

         Capital Stock                                                1,037,372

         Additional Paid in Capital                                   3,731,741

         Accumulated Other Comprehensive Income                           4,715

         Accumulated Deficit                                         (4,799,972)
                                                                    -----------
                                                                        (26,144)
                                                                    -----------
                                                                    $   489,396
                                                                    ===========

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004
(UNAUDITED)
                                                   2005                2004
                                               ------------        ------------
REVENUE

Royalty and franchise fees                     $    150,302        $    117,959
Warranty fees                                        30,471              34,180
Brokerage Income                                     19,000               8,355
Other income                                         11,779               3,049
                                               --------------------------------
                                                    211,552             163,543

DIRECT COSTS                                         63,589              29,857
                                               --------------------------------
                                                    147,963             133,686
                                               --------------------------------
EXPENSES

Salaries and fringe benefits                         62,395              56,052
General and administrative                           92,823              40,262
Occupancy                                            11,466              14,897
Financial                                             4,311               1,100
Depreciation                                         15,000              15,900
Amortization                                         12,963              12,963
                                               --------------------------------
                                                    198,958             141,174
                                               --------------------------------
 NET LOSS                                           (50,995)             (7,488)
                                               ================================
BASIC AND FULLY DILUTED LOSS                   $      (0.00)       $      (0.00)
PER COMMON SHARE                               ================================

WEIGHTED-AVERAGE NUMBER OF                       12,371,886          12,371,886
 COMMON SHARES

HOMELIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004
 (UNAUDITED)

                                                                             2005         2004
                                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $ (50,995)   $  (7,488)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation                                                                 15,000       15,900
Amortization                                                                 12,963       12,963
Changes in assets and liabilities
Accounts receivable                                                           6,910        1,450
Prepaid expenses and deposits                                                  (240)        (509)
Accounts payable                                                             23,885     (111,195)
Due to stockholder                                                            7,738       89,764
                                                                          ----------------------
                                                                             15,261          885
                                                                          ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES                                             --           --

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (repayments on) lines of credit, net                           (1,321)      (1,725)
Proceeds from note payable                                                       --       25,000
Repayments on note payable                                                     (790)          --
                                                                          ----------------------
                                                                             (2,111)      23,275

NET CHANGE IN CASH                                                           13,150       24,160
Cash, beginning of period                                                    75,360      112,974
                                                                          ----------------------
CASH, END OF PERIOD                                                       $  88,510    $ 137,134
                                                                          ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                        $   1,433    $     897
                                                                          ======================
     Income taxes paid                                                    $      --    $      --
                                                                          ======================

                         HOMELIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  MANAGEMENT'S PLAN AND FUTURE OPERATIONS

      At August 31, 2005, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

      a.)   During the prior fiscal year, the company settled certain lawsuits regarding the former Calgary operations and the current Michigan operations which will further reduce legal fees and management involvement.

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

      Annual maturities of note payable for the five years succeeding August 31, 2005 are as follows:

      2006          2007          2008          2009          2010
     ------        ------        ------        ------         ----
     $4,510        $4,926        $5,374        $5,864         $881


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

      Future minimum rental payments for the years succeeding August 31, 2005 are as follows:

           2006                                  $   21,385
           2007                                      22,878
           2008                                       1,916
                                                 ----------
                                                 $   46,179
                                                 ==========

NOTE 5.  LETTER OF INTENT

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


THREE MONTHS ENDED AUGUST 31, 2005 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2004 (UNAUDITED).

      REVENUES. The Company generated gross sales of $211,552 for the quarter ended August 31, 2005 compared to gross sales of $163,543 for the quarter ended August 31, 2004. Revenue by business segment is shown below:


                                         August 31, 2005      August 31, 2004
                                          Amount      %       Amount       %
                                         --------    ---     ---------    ---
         Royalty & franchise fees        $150,302     71     $ 117,959     72
         Home warranty sales               30,471     14        34,180     21
         Brokerage income                  19,000      9         8,355      5
         Other                             11,779      6         3,049      2
                                         --------    ---     ---------    ---
         TOTAL                           $211,552    100     $ 163,543    100
                                         ========    ===     =========    ===

Royalty fees & franchise fees were higher in the current quarter due to new franchises obtained in California. Home warranty fees were lower in current first quarter compared to the prior year due to fewer contracts written. Brokerage income is higher in the current period as a result of more real estate brokerage transactions from the California office. Other income is higher in the current year due to more relocation fees from the Michigan operations than in the prior year.

      DIRECT COSTS. Direct costs as a percentage of revenue were 30% and 18% for the quarters ended August 31, 2005 and 2004, respectively. This increase in direct costs results from the addition of commissioned sales managers. The Company is paying a commission on franchise and brokerage sales which had not happened in previous years.

      SALARIES AND FRINGE BENEFITS. Salaries and fringe benefits increased from $56,052 for the three months ended August 31, 2004 to $62,395 for the three months ended August 31, 2005. This increase is a net result of a telemarketer hired in the Michigan office during the last quarter of the prior year.

      GENERAL AND ADMINISTRATIVE. General and administrative costs increased $52,561 from the quarter ended August 31, 2004. The increase was primarily due to increased printing, convention and office expenditures in the current quarter. Additionally, professional fees are higher in the current year than in the prior year.

      OCCUPANCY. Occupancy costs were lower for the current quarter compared to the prior year quarter as a result of the California corporate office move.

      FINANCIAL. Financial costs were higher for the quarter ended August 31, 2005 due to the accrued interest on the amount due to shareholder.

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

The company has experienced recurring operating losses and has a working capital deficiency of $208,809 as of August 31, 2005. Management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

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

By: /s/ Andrew Cimerman                            Date: October 17, 2005
    --------------------------------------------         ----------------
    Chief Executive Officer, President, Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Cimerman                            Date: October 17, 2005
    --------------------------------------------         ----------------
    Chief Executive Officer, President, Director