Form 10QSB
period 2005-11-30
HOMELIFE INC
filed 2006-01-17
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2005

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

             Nevada                                      33-0680443
------------------------------               ---------------------------------
(State or other jurisdiction of              (I.R.S. Employer incorporation or
         organization)                               Identification No.)


         1503 South Coast Drive, Suite 204, Costa Mesa, CA       92626
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

                                                              Yes |X| No |_|

            The issuer had 12,371,886 common shares outstanding as of November 30, 2005

Transitional Small Business Disclosure Format (check one):

                                                              Yes |_| No |X|

                                 HOMELIFE, INC.

                                      INDEX
                                                                       PAGE NO.
                                                                       --------

PART I - FINANCIAL INFORMATION                                               1.

Item 1. Financial Statements                                                 1.

         Consolidated Balance Sheet at November 30, 2005 (Unaudited)         1.

         Consolidated Statements of Operations for the three months ended    3.
                  November 30, 2005 and 2004 (Unaudited)

         Consolidated Statements of Operations for the six months ended      4.
                  November 30, 2005 and 2004 (Unaudited)

         Consolidated Statements of Cash Flows for the six months ended      5.
                  November 30, 2005 and 2004 (Unaudited)

         Notes to Consolidated Financial Statements                          6.

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operation.                                               7.

Item 3. Controls and Procedures.                                            10.

PART II - OTHER INFORMATION                                                 10.

Item 1. Legal Proceedings.                                                  10.

Item 2. Changes in Securities and Use of Proceeds.                          11.

Item 3. Defaults Upon Senior Securities.                                    11.

Item 4. Submission of Matters to a Vote of Security Holders.                11.

Item 5. Other Information.                                                  11.

Item 6. Exhibits and Reports on Form 8-K.                                   11.
         (a)      Exhibits
         (b) Reports on Form 8-K

Signatures.                                                                 12.

PART I - FINANCIAL INFORMATION



HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
At November 30, 2005
(unaudited)


ASSETS
         Current Assets
         Cash                                   $ 87,003
         Marketable securities, at fair value        900
         Accounts receivable, net                  1,986
         Prepaid expenses and deposits            35,286
                                                --------
         Total Current Assets                    125,175

         Property and Equipment, net              34,458

         Other Assets
         Goodwill                                225,943

         Other Intangible Assets, net             68,911
                                                --------


         Total Assets                           $454,487
                                                ========

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
At November 30, 2005
 (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
         Current Liabilities

         Lines of credit                               $    60,833
         Accounts payable                                  183,997
         Reserve for warranty                               51,953
         Note payable                                        4,576
         Deferred revenue                                   42,645
                                                       -----------
         Total Current Liabilities                         344,004

         Other Liabilities
         Note Payable                                       15,886

         Due to Stockholder                                143,957
                                                       -----------

         Total Liabilities                                 503,847

         Minority Interest                                  20,843

         Stockholders' Deficit

         Capital Stock                                   1,037,372

         Additional Paid in Capital                      3,731,741

         Accumulated Other Comprehensive Income              4,715

         Accumulated Deficit                            (4,844,031)
                                                       -----------

         Total Stockholders' Deficit                       (70,203)


         Total Liabilities and Stockholders' Deficit   $   454,487
                                                       ===========

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three months ended November 30, 2005 and 2004
(unaudited)

                                   2005            2004
                               ------------    ------------
REVENUE

Royalty and franchise fees     $     94,650    $    100,819
Warranty fees                        32,781          27,534
Brokerage Income                     18,551              --
Other income                          3,330           3,159
                               ------------    ------------

Total Revenue                       149,312         131,512

DIRECT COSTS                         33,946          13,850
                               ------------    ------------

                                    115,366         117,662
                               ------------    ------------
EXPENSES

Salaries and fringe benefits         52,346          44,251
General and administrative           64,008          82,259
Occupancy                            11,625          12,987
Financial                             3,483           1,216
Depreciation                         15,000          15,900
Amortization                         12,963          12,963
                               ------------    ------------

Total Expenses                      159,425         169,576
                               ------------    ------------


 NET LOSS                           (44,059)        (51,914)


BASIC AND FULLY DILUTED LOSS   $      (0.00)   $      (0.00)
PER COMMON SHARE
                               ============    ============


WEIGHTED-AVERAGE NUMBER OF       12,371,886      12,371,886
 COMMON SHARES

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Six months ended November 30, 2005 and 2004
(unaudited)


                                   2005            2004
                               ------------    ------------
REVENUE

Royalty and franchise fees     $    244,952    $    218,778
Warranty fees                        63,252          61,714
Brokerage Income                     37,551           8,355
Other income                         15,109           6,208
                               ------------    ------------

Total Revenue                       360,864         295,055

DIRECT COSTS                         97,535          43,707
                               ------------    ------------

                                    263,329         251,348
                               ------------    ------------
EXPENSES

Salaries and fringe benefits        114,741         100,303
General and administrative          156,830         122,520
Occupancy                            23,091          27,884
Financial                             7,794           2,316
Depreciation                         30,000          31,801
Amortization                         25,926          25,926
                               ------------    ------------

Total Expenses                      358,382         310,750
                               ------------    ------------


 NET LOSS                           (95,053)        (59,402)


BASIC AND FULLY DILUTED LOSS   $      (0.01)   $      (0.00)
PER COMMON SHARE
                               ============    ============


WEIGHTED-AVERAGE NUMBER OF       12,371,886      12,371,886

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six months ended November 30, 2005 and 2004
 (unaudited)


                                                                          2005         2004
                                                                        ---------    ---------

         CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                       $ (95,053)   $ (59,402)
         Adjustments to reconcile net loss to net cash from operating activities
         Depreciation                                                      30,000       31,801
         Amortization                                                      25,926       25,926
         Changes in assets and liabilities
         Accounts receivable                                               12,360         (425)
         Prepaid expenses and deposits                                       (251)        (509)
         Accounts payable                                                  23,293      (41,348)
         Due to stockholder                                                14,973        7,589


         Net Cash Flows from Operating Activities                          11,248      (36,368)



         CASH FLOWS FROM INVESTING ACTIVITIES                                  --           --



         CASH FLOWS FROM FINANCING ACTIVITIES
         Advances from (repayments on) lines of credit, net                 2,545        3,667
         Proceeds from note payable                                            --       25,000
         Repayments on note payable                                        (2,150)        (670)

         Net Cash Flows from Financing Activities                             395       27,997


         NET CHANGE IN CASH                                                11,643       (8,371)
         Cash, beginning of period                                         75,360      112,974


         CASH, END OF PERIOD                                            $  87,003    $ 104,603
                                                                        =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH
             FLOW INFORMATION
              Interest paid                                             $   2,495    $   2,035


              Income taxes paid                                         $      --    $      --



NON-CASH INVESTING AND FINANCING ACTIVITIES
                Payment of litigation settlement by stockholder                --    $  85,000
                                                                        =========    =========

                         HOMELIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. MANAGEMENT'S PLAN AND FUTURE OPERATIONS

      At November 30, 2005, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

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

Note 3. LETTER OF INTENT

      The Board of Directors of Homelife, Inc. had signed a letter of intent dated August 4, 2005 with R Capital Partners, Inc. for the sale of majority control of Homelife, Inc. and the subsequent acquisition by Homelife of 100% of the issued and outstanding shares owned by shareholders of Price Oil, Inc

      This agreement was terminated mutually by both parties on October 31, 2005.



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



Three Months Ended November 30, 2005 (unaudited) compared to the Three Months Ended November 30, 2004 (unaudited).

      Revenues. The Company generated gross sales of $149,312 for the quarter ended November 30, 2005 compared to gross sales of $131,512 for the quarter ended November 30, 2004. Revenue by business segment is shown below:

                             November 30, 2005         November 30, 2004
                                   Amount         %          Amount          %
                                 ----------   ----------   ----------   ----------
      Royalty & franchise fees   $   94,650           64   $  100,819           77
      Home warranty sales            32,781           22       27,534           21
      Brokerage income               18,551           12           --           --
      Other                           3,330            2        3,159            2
                                 ----------   ----------   ----------   ----------
      TOTAL                      $  149,312          100   $  131,512          100
                                 ==========   ==========   ==========   ==========

Royalty fees & franchise fees were lower in the current quarter due to lower royalty fees in California. Home warranty fees were higher in current quarter compared to the prior year due to more contracts written. Brokerage income is higher in the current period due to the closing of real estate brokerage transactions from the California office. Other income is comparable to the second quarter of the prior fiscal year.

      Direct Costs. Direct costs in the current quarter have increased over the same period in the prior year due to the addition of commissioned sales managers. The Company is paying a commission on franchise and brokerage sales which had not happened in previous years.

      Salaries and fringe benefits. Salaries and fringe benefits increased from $44,251 for the three months ended November 30, 2004 to $52,346 for the three months ended November 30, 2005. This increase is a net result of a two employees hired in the Michigan office during the last quarter of the prior year.

      General and administrative. General and administrative costs decreased $18,251 from the quarter ended November 30, 2004. The decrease was primarily due to less professional fees and promotional expense during the current quarter.

      Occupancy. Occupancy costs were lower for the current quarter compared to the prior year quarter as a result of the California corporate office move.

      Financial. Financial costs were higher for the quarter ended November 30, 2005 due to the accrued interest on the amount due to shareholder.

      Depreciation. Depreciation of fixed assets was comparable for both periods.

      Amortization. Amortization of intangibles was comparable for both periods.


Six Months Ended November 30, 2005 (unaudited) compared to the Six Months Ended November 30, 2004 (unaudited).

      Revenues. The Company generated gross sales of $360,864 for the six months ended November 30, 2005 compared to gross sales of $295,055 for the six months ended November 30, 2004. Revenue by business segment is shown below:

                             November 30, 2005        November 30, 2004
                                   Amount          %         Amount          %
                                 ----------   ----------   ----------   ----------
      Royalty & franchise fees   $  244,952           68   $  218,778           74
      Home warranty sales            63,252           18       61,714           21
      Brokerage income               37,551           10        8,355            3
      Other                          15,109            4        6,208            2
                                 ----------   ----------   ----------   ----------
      TOTAL                      $  360,864          100   $  295,055          100
                                 ==========   ==========   ==========   ==========

The company showed a growth in revenue of $65,809 or 22% over the six months ended November 30, 2004. Royalty fees & franchise fees were higher in the current first half of the year due to new franchises obtained in California. Home warranty fees were slightly higher in current six months compared to the prior year due to more contracts written. Brokerage income is higher in the current period as a result of more real estate brokerage transactions from the California office. Other income is higher in the current year due to more relocation fees from the Michigan operations than in the prior year.

      Direct Costs. Direct costs as a percentage of revenue were 27% and 15% for the six months ended November 30, 2005 and 2004, respectively. This increase in direct costs results from the addition of commissioned sales managers. The Company is paying a commission on franchise and brokerage sales which had not happened in previous years.

      Salaries and fringe benefits. Salaries and fringe benefits increased by $14,438 or 14% over the same period in the prior year. This increase is a net result of two employees hired in the Michigan office during the last quarter of the prior year.

      General and administrative. General and administrative costs increased $34,310 from the period ended November 30, 2004. The increase was primarily due to increased printing, convention and office expenditures in the first quarter of the current year. Additionally, professional fees were higher in the current first quarter than in the prior year.

      Occupancy. Occupancy costs were lower for the first half of the year compared to the prior year as a result of the California corporate office move.

      Financial. Financial costs were higher for the six months ended November 30, 2005 due to the accrued interest on the amount due to shareholder.

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

The company has experienced recurring operating losses and has a working capital deficiency of $218,829 as of November 30, 2005. Management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

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

HOMELIFE, INC.
Registrant

By: /s/ Andrew Cimerman                                 Date: January  17, 2006
    --------------------------------------------             ------------------
    Chief Executive Officer, President, Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Andrew Cimerman                                 Date: January  17, 2006
    --------------------------------------------             ------------------
    Chief Executive Officer, President, Director