Form 10QSB
period 2006-02-28
HOMELIFE INC
filed 2006-04-19
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2006

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

            Nevada                                        33-0680443
-------------------------------               ----------------------------------
(State or other jurisdiction of               (I.R.S. Employer  incorporation or
         organization)                               Identification No.)

1503 South Coast Drive, Suite 204, Costa Mesa, CA           92626
-------------------------------------------------         ----------
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

                                 Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

      The issuer had 12,371,886 common shares outstanding as of February 28,
2006

Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                                 HOMELIFE, INC.

                                      INDEX
                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION                                                1.

Item 1. Financial Statements                                                  1.

        Consolidated Balance Sheet at February 28, 2006 (Unaudited)           1.

        Consolidated Statements of Operations for the three months
          ended February 28, 2006 and 2005 (Unaudited)                        3.

        Consolidated Statements of Operations for the nine months ended
          February 28, 2006 and 2005 (Unaudited)                              4.

        Consolidated Statements of Cash Flows for the nine months ended
          February 28, 2006 and 2005 (Unaudited)                              5.

        Notes to Consolidated Financial Statements                            6.

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operation.                                           7.

Item 3. Controls and Procedures.                                             10.

PART II - OTHER INFORMATION                                                  10.

Item 1. Legal Proceedings.                                                   10.

Item 2. Changes in Securities and Use of Proceeds.                           10.

Item 3. Defaults Upon Senior Securities.                                     11.

Item 4. Submission of Matters to a Vote of Security Holders.                 11.

Item 5. Other Information.                                                   11.

Item 6. Exhibits and Reports on Form 8-K.                                    11.
         (a) Exhibits
         (b) Reports on Form 8-K

Signatures.                                                                  12.

PART I - FINANCIAL INFORMATION

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
At February 28, 2006
(unaudited)

ASSETS
Current Assets
Cash                                                                $     82,876
Marketable securities, at fair value                                         900
Accounts receivable, net                                                   6,875
Prepaid expenses and deposits                                             35,395
                                                                    ------------
Total Current Assets                                                     126,046

Property and Equipment, net                                               19,458

Other Assets
Goodwill                                                                 225,943

Other Intangible Assets, net                                              55,948
                                                                    ------------

Total Assets                                                        $    427,395
                                                                    ============

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
At February 28, 2006
(unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current Liabilities

Lines of credit                                                    $     59,384
Accounts payable                                                        184,904
Reserve for warranty                                                     41,953
Note payable                                                              4,576
Deferred revenue                                                         52,847
                                                                   ------------
Total Current Liabilities                                               343,664

Other Liabilities
Note Payable                                                             14,770

Due to Stockholder                                                      162,132
                                                                   ------------

Total Liabilities                                                       520,566

Minority Interest                                                        20,843

Stockholders' Deficit

Capital Stock                                                         1,037,372

Additional Paid in Capital                                            3,731,741

Accumulated Other Comprehensive Income                                    4,715

Accumulated Deficit                                                  (4,887,842)
                                                                   ------------

Total Stockholders' Deficit                                            (114,014)
                                                                   ------------

Total Liabilities and Stockholders' Deficit                        $    427,395
                                                                   ============

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three months ended February 28, 2006 and 2005
(unaudited)
                                                   2006                2005
                                               ------------        ------------
REVENUE

Royalty and franchise fees                     $    105,265        $    130,283
Warranty fees                                         5,396              21,441
Brokerage Income                                     16,050                  --
Other income                                          1,386               3,902
                                               ------------        ------------

Total Revenue                                       128,097             155,626

DIRECT COSTS                                         21,069              25,811
                                               ------------        ------------

                                                    107,028             129,815
                                               ------------        ------------
EXPENSES

Salaries and fringe benefits                         44,696              53,857
General and administrative                           59,752              74,543
Occupancy                                            11,925              10,295
Financial                                             6,503               3,332
Depreciation                                         15,000              15,900
Amortization                                         12,963              12,963
                                               ------------        ------------

Total Expenses                                      150,839             170,890
                                               ------------        ------------

 NET LOSS                                           (43,811)            (41,075)

BASIC AND FULLY DILUTED LOSS
  PER COMMON SHARE                             $      (0.00)       $      (0.00)
                                               ============        ============

WEIGHTED-AVERAGE NUMBER OF
  COMMON SHARES                                  12,371,886          12,371,886

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Nine months ended February 28, 2006 and 2005
(unaudited)
                                                   2006                2005
                                               ------------        ------------
REVENUE

Royalty and franchise fees                     $    350,217        $    349,061
Warranty fees                                        68,648              83,155
Brokerage Income                                     53,601               8,355
Other income                                         16,495              10,110
                                               ------------        ------------

Total Revenue                                       488,961             450,681

DIRECT COSTS                                        118,604              69,518
                                               ------------        ------------
                                                    370,357             381,163
                                               ------------        ------------
EXPENSES

Salaries and fringe benefits                        159,437             154,160
General and administrative                          216,582             197,064
Occupancy                                            35,016              38,179
Financial                                            14,297               5,648
Depreciation                                         45,000              47,700
Amortization                                         38,889              38,889
                                               ------------        ------------

Total Expenses                                      509,221             481,640
                                               ------------        ------------

 NET LOSS                                          (138,864)           (100,477)
                                               ============        ============

BASIC AND FULLY DILUTED LOSS
PER COMMON SHARE                               $      (0.01)       $      (0.01)
                                               ============        ============

WEIGHTED-AVERAGE NUMBER OF
 COMMON SHARES                                   12,371,886          12,371,886

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended February 28, 2006 and 2005
(unaudited)

                                                       2006            2005
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $   (138,864)   $   (100,477)
Adjustments to reconcile net loss to net
  cash from operating activities
Depreciation                                             45,000          47,701
Amortization                                             38,889          38,889
Changes in assets and liabilities
Accounts receivable                                       7,471          (2,693)
Prepaid expenses and deposits                              (360)           (635)
Accounts payable                                         24,200         (45,138)
Reserve for warranty                                    (10,000)             --
Deferred revenue                                         10,202              --
Due to stockholder                                       33,148          12,589
                                                   ------------    ------------

Net Cash Flows from Operating Activities                  9,686         (49,764)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES                         --              --
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from lines of credit, net                          748           2,014
Proceeds from note payable                                   --          25,000
Repayments on note payable                               (2,918)         (1,708)
                                                   ------------    ------------

Net Cash Flows from Financing Activities                 (2,170)         25,306

NET CHANGE IN CASH                                        7,516         (24,458)
Cash, beginning of period                                75,360         112,974
                                                   ------------    ------------

CASH, END OF PERIOD                                $     82,876    $     88,516
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
    Interest paid                                  $      3,872    $      3,058
                                                   ============    ============

    Income taxes paid                              $         --    $         --
                                                   ============    ============

NON-CASH INVESTING AND FINANCING
  ACTIVITIES
    Payment of litigation settlement by
      stockholder                                            --    $     85,000
                                                   ============    ============

                         HOMELIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. MANAGEMENT'S PLAN AND FUTURE OPERATIONS

At February 28, 2006, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

      a.) During the prior fiscal year, the company settled certain lawsuits regarding the former Calgary operations and the current Michigan operations which will further reduce legal fees and management involvement.

      b)The company is currently focusing on:
      o attempting to raise additional funding through private and public offering,
      o     investigating and pursuing potential mergers/acquisitions,
      o     the core business of franchising nationwide
      o the company is making efforts to reduce unnecessary operating expenses on a monthly basis

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

Three Months Ended February 28, 2006 (unaudited) compared to the Three Months Ended February 28, 2005 (unaudited).

      Revenues. The Company generated gross sales of $128,097 for the quarter ended February 28, 2006 compared to gross sales of $155,626 for the quarter ended February 28, 2005. Revenue by business segment is shown below:

                                      February 28, 2006       February 28, 2005
                                     Amount        %         Amount        %
                                    --------    --------    --------    --------
Royalty & franchise fees            $105,265          82    $130,283          84
Home warranty sales                    5,396           4      21,441          14
Brokerage income                      16,050          13          --          --
Other                                  1,386           1       3,902           2
                                    --------    --------    --------    --------
TOTAL                               $128,097         100    $155,626         100
                                    ========    ========    ========    ========

Royalty fees & franchise fees were lower in the current quarter due to lower royalty fees in California & Michigan. Home warranty fees were lower in the current quarter compared to the prior year due to fewer contracts written and the slow down of the real estate market in Michigan. Brokerage income is higher in the current period due to the closing of real estate brokerage transactions through the California office. Other income is comparable to the third quarter of the prior fiscal year.

      Direct Costs. Direct costs on total revenue in the current quarter are comparable the same period in the prior year.

      Salaries and fringe benefits. Salaries and fringe benefits decreased from $53,857 for the three months ended February 28, 2005 to $39,696 for the three months ended February 28, 2006. This decrease is a net result of two employees that left the company during the current fiscal year and have not been replaced.

      General and administrative. General and administrative costs decreased $9,801 from the quarter ended February 28, 2005. The decrease was primarily due to less professional fees and office expense during the current quarter.

      Occupancy. Occupancy costs were comparable for the similar periods.

      Financial. Financial costs were higher for the quarter ended February 28, 2006 due to the accrued interest on the higher average outstanding amount due to shareholder.

      Depreciation. Depreciation of fixed assets was comparable for both periods.

      Amortization. Amortization of intangibles was comparable for both periods.

Nine Months Ended February 28, 2006 (unaudited) compared to the Nine Months Ended February 28, 2005 (unaudited).

      Revenues. The Company generated gross sales of $488,961 for the nine months ended February 28, 2006 compared to gross sales of $450,681 for the nine months ended February 28, 2005. Revenue by business segment is shown below:

                                      February 28, 2006       February 28, 2005
                                     Amount        %         Amount        %
                                    --------    --------    --------    --------
Royalty & franchise fees            $350,217          72    $349,061          78
Home warranty sales                   68,648          14      83,155          18
Brokerage income                      53,601          11       8,355           2
Other                                 16,495           3      10,110           2
                                    --------    --------    --------    --------
TOTAL                               $488,961         100    $450,681         100
                                    ========    ========    ========    ========

The company showed a growth in revenue of $38,280 or 8% over the nine months ended February 28, 2005. Royalty fees & franchise fees were comparable during this period. Home warranty fees were lower in the current nine months compared to the prior year due to fewer contracts written. Brokerage income is higher in the current period as a result of more real estate brokerage transactions through the California office. Other income is higher in the current year due to more relocation fees from the Michigan operations than in the prior year.

      Direct Costs. Direct costs as a percentage of revenue were 24% and 15% for the nine months ended February 28, 2006 and 2005, respectively. This increase in direct costs results from the addition of commissioned sales managers. The Company is paying a commission on franchise and brokerage sales which had not happened in previous years.

      Salaries and fringe benefits. Salaries and fringe benefits is comparable for the two periods.

      General and administrative. General and administrative costs increased $19,518 from the period ended February 28, 2006. The increase was primarily due to increased promotion and advertising expenses in the current year. Additionally, professional fees were higher in the current year first quarter than in the prior year.

      Occupancy. Occupancy costs were lower for the nine months of the year compared to the prior year as a result of the California corporate office move.

      Financial. Financial costs were higher for the nine months ended February 28, 2006 due to the accrued interest on the higher average outstanding amount due to shareholder.

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

The company has experienced recurring operating losses and has a working capital deficiency of $217,618 as of February 28, 2006. Management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

Application of Critical Accounting Policies. The Company's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for HomeLife include revenue recognition and accounting for income taxes.

HomeLife recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The Company recognizes revenue when it is realized or realizable and earned. Income from the sale of franchises is recognized over a 5-year period. Master franchise agreement fees are recognized over 10 years. Royalty income stemming from the gross commissions on the sales of real estate by the franchise offices is recognized at the date of receipt; this is due to the complexity of attempting to forecast the actual closing date of the properties. Warranty income is recognized over the term of the contract which is usually 12 months; anticipated obligations which represent incurred but not reported losses (IBNR) under these warranties have been recorded as a reserve for warranty and are based on past loss experience. Real estate brokerage income is recognized at the close of escrow. Loan fees are recognized as income when the loan is closed and funded at the close of escrow. Revenue received or receivable, from the sale of franchises, master franchises and warranties, which is not recognized as income is recorded on the balance sheet as deferred revenue.

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

      By: /s/ Andrew Cimerman                               Date: April 19, 2006
          --------------------------------------------            --------------
          Chief Executive Officer, President, Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      By: /s/ Andrew Cimerman                               Date: April 19, 2006
          --------------------------------------------            --------------
          Chief Executive Officer, President, Director