Form 10KSB
period 2006-05-31
HOMELIFE INC
filed 2006-09-13
CIK 1024048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2006

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

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. |X|

Registrant's revenues for its fiscal year ended May 31, 2006, were $665,696. As of May 31, 2006, Registrant had 12,371,886 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $182,162. This calculation is based upon the closing sales price of $0.06 per share on May 31, 2006.

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

      This agreement was terminated mutually by both parties on October 31, 2005.

      On September 7, 2006 the Company entered into an Agreement and Plan of Merger with MIT Holding, Inc. This agreement provides the following: (1) tax free reorganization with MIT Holding, Inc. whereby MIT becomes the wholly owned subsidiary of HomeLife; (2) $250,000 payment to the Company to pay present laibilities; (3) Andrew Cimerman will retain 240,000 shares of our common stock after a 4.2 to 1 reverse stock split; Mr. Cimerman will retire a certain amount of shares since he will own more than 240,000 shares after the 4.2 to 1 reverse stock split and the assets will be spun off to him in consideration for retirement of such shares. The transaction has a closing date of September 29, 2006, with a final closing date of October 31, 2006. Closing will occur after MIT's required financial statements are completed and the Company has undertaken a fairneess opinion for the spin off of the assets to Mr. Cimerman.

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

ITEM 2 - PROPERTIES

      The company leases a 1,100 square foot office in Costa Mesa, California. The lease term expires in September 2007. The company leases, on a month to month basis, its other premise located in Troy, Michigan. Annual lease payments exclusive of property taxes and insurance for all locations through fiscal year 2008 are $27,072.

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

      The following table sets forth the high and low bid prices for the Company's common stock for fiscal years 2005 and 2006 (ended May 31), by quarter. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:

---------------------------------------- ---------------------- ----------------
                 2005                    High                   Low
---------------------------------------- ---------------------- ----------------
Quarter ended
     August 31                           $ 0.05                 $ 0.04
     November 30                         $ 0.05                 $ 0.05
     February 29                         $ 0.06                 $ 0.04
     May 31                              $ 0.04                 $ 0.04
---------------------------------------- ---------------------- ----------------

                               2006
---------------------------------------- ---------------------- ----------------
Quarter ended
     August 31                           $ 0.06                 $ 0.04
     November 30                         $ 0.13                 $ 0.05
     February 28                         $ 0.07                 $ 0.06
     May 31                              $ 0.06                 $ 0.06
---------------------------------------- ---------------------- ----------------

      B. Holders

      As of May 31, 2006, there were 1,012 holders of the Company's Common Stock, as reported by the Company's transfer agent.

      C. Dividends

      The Company has not paid any dividends on its Common stock. As of May 31, 2006 & 2005, the Company has dividends in arrears of $14,770 & $12,770, respectively on its Class AA Preferred Stock.

      D. Recent Sales of Unregistered Securities and Use of Proceeds

      The Company has not sold any unregistered securities for the years ending May 31, 2006, 2005 and 2004.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

            The following is management's discussion and analysis of HomeLife's financial condition and results of operations for the fiscal years ended May 31, 2006 and 2005. Detailed information is contained in the financial statements included with this document. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The following table sets forth, for the periods indicated, selected financial information for the Company.

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

Results of Operations

      The following table sets forth, for the years indicated, selected financial information for the Company:

================================================================================

                                       Year Ended      Year Ended
                                       May 31, 2006   May 31, 2005

------------------------------------   -----------    -----------

Statement of Operations Data
     Revenue                           $   665,696    $   627,391
     Net Loss                          $  (178,065)   $  (139,323)
     Net Loss per share                $      (.01)   $      (.01)
------------------------------------   -----------    -----------

Balance Sheet Data
     Current Assets                    $    95,459    $   125,641

     Total Property & Equipment, Net   $     2,008    $    64,458

     Total Assets                      $   366,395    $   510,879

     Total Current Liabilities         $   334,520    $   336,202

     Accumulated Deficit               $(4,927,043)   $(4,748,978)

     Total Stockholders' Equity        $  (159,677)   $    24,850
      (Deficit)

================================================================================

Fiscal Year Ended May 31, 2006 compared to Fiscal Year Ended May 31, 2005

         Revenues. The Company generated gross sales of $665,696 for the fiscal year ended May 31, 2006 compared to gross sales of $627,808 for the fiscal year ended May 31, 2005. Revenue by business segment is shown below:

                        For the year ended   For the year ended
                        May 31, 2006         May 31, 2005

                      Amount       %         Amount      %
                      --------   -----      --------   -----
Royalty fees          $382,595      57.5    $428,770      68.3
Franchise fees          99,500      14.9      53,237       8.5
Home warranty sales    102,727      15.4     105,311      16.8
Other                   80,874      12.2      40,491       6.4
                      --------   -----      --------   -----
TOTAL                 $665,696     100.0    $627,391     100.0

Overall revenue increased 6% from fiscal year 2005 mainly due to franchise fees and other income.

Royalty fees decreased from $428,770 in fiscal year 2005 to $382,595 for fiscal year 2006. This 11% decrease relates to an overall slow down in the real estate market and lower sales by the franchise offices in the current year. The current year total number of franchise offices remained at 88 offices at the end of the fiscal year.

Franchise fees increased $46,263 from $53,237 in the prior fiscal year to $99,500 in the current fiscal year. The increase in franchise fees is a result of more franchises sold during the current year. These new franchises replaced the offices that left the company. There were no sales of master franchise agreements during the current fiscal year.

Home warranty sales were $102,727 and $105,311 for the fiscal years ended May 31, 2006 and 2005, respectively. The number of warranty contracts sold in the current year was 302 which was comparable to 303 sold in fiscal year 2005. While the company sold about the same number of contracts during fiscal year 2006, the average cost per contract was lower than in the prior year.

      Direct Costs. Direct costs for the year ended May 31, 2006 was $154,941 compared to 111,545 for the year ended May 31, 2005. Direct costs are higher in the current year although revenue is lower due to the addition of commissioned sales managers. The Company is paying a commission on franchise and brokerage sales which begun towards the end of the last fiscal year. The higher costs results from a full year of these expenses.

      Gross Profit Percentage. Due to the increase in cost of sales during the current year, the gross profit percentage has decreased to 77% from 82% in the prior year.

      Salaries and fringe benefits. Salaries and fringe benefits increased $8,755, from $199,183 for the fiscal year ended May 31, 2005 to $207,938 for the fiscal year ended May 31, 2006. The increase in salaries expense relates to an increase in wages paid to hourly employees in the Michigan office.

      General and administrative. General and administrative costs increased to $287,522 for the year ended May 31, 2006 from $273,660 for the year ended May 31, 2005. This 5% increase was primarily due to additional marketing materials purchased and business promotion expenses.

      Occupancy costs. Occupancy costs are comparable for the two periods.

      Financial. Financial costs for the year ended May 31, 2006 was $29,617, an increase of $15,755 over the fiscal year ended May 31, 2005. This increase results mainly from accrued interest due to stockholder.

      Depreciation. Depreciation of fixed assets for the year ended May 31, 2006 was $62,450 compared to $67,225 for the year ended May 31, 2005. This decrease is a result of some fixed assets becoming fully depreciated in the current year.

      Amortization. Amortization of intangibles was comparable for the two periods.

      Liquidity and capital resources. The Company has 3,750 shares of Voice Mobility Inc. as a marketable security, and lines of credit with two banks with available credit of $95,000. The capital requirements of the Company are for operating expenses and to service and use of its lines of credit. The Company has recorded significant operating losses in the prior two years. These losses are primarily due to increased direct costs and operating expenses. The company does not have any derivative instruments or hedging activities therefore, the company believes that SFAS No. 133 will have no material impact on the company's financial statements or notes thereto.

The company has experienced recurring operating losses and has a working capital deficiency of $236,499 as of May 31, 2006. Management has initiated changes in operational procedures, reduced expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

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

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. It is the opinion of management that the internal controls currently in place are effective as of May 31, 2006.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and officers of the company are as follows:
Name                    Age      Position
----                    ---      --------

Andrew Cimerman         58       President and Director

Terry A. Lyles, Ph.D.   47       Director

F. Bryson Farrill       78       Director

Charles Goodson         51       Vice President

Marie May               39       Chief Financial Officer, Secretary and Director

Andrew Cimerman, 58, President and Director, has held the positions of Director and President since April 1996. For 7 years prior thereto, he was the founder and majority shareholder of HomeLife Securities, Inc. and its wholly owned subsidiary HomeLife Realty Services, Inc. Mr. Cimerman is the founder, President and majority shareholder of: Simcoe Fox Developments, Ltd., a private development company located in Toronto, Ontario, Canada; HomeLife Cimerman Real Estate Ltd., a Toronto based real estate company; Jerome's Magic World, Inc., the owner of certain animated characters; and, majority shareholder and President of Realty World America, Inc. Mr. Cimerman owns HomeLife Realty Services Inc., a Canadian affiliate which operates a real estate franchise company in Canada. HomeLife Securities is a separate company from HomeLife, Inc. and HomeLife Securities licenses certain "HomeLife" trademarks and service marks to HomeLife, Inc. Mr. Cimerman brings over 30 years of real estate service experience to the company, and is a strong and committed leader focused on the growth and success of the company.

Terry A. Lyles, Ph.D, 47, Director joined the company as a director in August 1997. Dr. Lyles is a national and international speaker and trainer to professional athletes, Fortune 500 Companies, schools, universities and public audiences. Dr. Lyles' program is to reach people around the world with the message of "balance and excellence." For the past 16 years, Dr. Lyles has traveled across the United States and around the world conveying this profound message of "Life Accountability" and "A Better You." Dr. Lyles has conducted a weekly radio program "A Better You" since May 1, 1994, which is currently heard by over 1 million people in 65 nations. Dr. Lyles holds a Ph.D degree in Psychology from Wayne State University in Detroit, Michigan.

F. Bryson Farrill, 78, Director joined the company as a director in February 1997. Mr. Farrill has been in the securities industry for the past 35 years. Mr. Farrill has held various senior positions, including that of President and Chairman of McLeod, Young, Weir International, an investment dealer in Toronto, Canada. He was also the Chairman of Scotia McLeod (USA) Inc. for eleven years. Mr. Farrill's broad experience is not only utilized in the United States and Canada but has served to direct the expansion of McLeod, Young, Weir Ltd. into Europe and Asia through an extensive network of branch offices.

Charles Goodson, 51, Vice President & Director has been employed by the company, or its subsidiary companies since March 1992. Mr. Goodson had 16 years of commercial banking experience prior to joining HomeLife Realty Services. He is a licensed realtor. Mr. Goodson earned his B.S. degree in Business Administration from California State University, Northridge.

Marie M. May, 39, Chief Financial Officer, Secretary and Director has been with the company since July 2000. Ms. May has 17 years experience in finance & accounting mainly related to small emerging businesses. Prior to joining HomeLife Ms. May was Chief Financial Officer for Medical Data International, Inc, a provider of healthcare business information. Ms. May is a certified public accountant and received her B.S. degree in Accounting from Pepperdine University in 1989.

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

ITEM 10-EXECUTIVE COMPENSATION.

      (a) Summary of Compensation
The following officer of the Company received or accrued the following annual cash salaries and other compensation:

                           Summary Compensation Table

-------------------------------------------------------------------------------------------------------------------------

                        Annual Compensation                          Long Term Compensation
                        -------------------                          ----------------------
                                                                        Awards                    Payouts
                                                                        ------                    -------

                                                         Other                                             All Other
Name                                                     Annual      Restricted                            Compensation
and                                                      Compen-     Stock Awards      Options  LTIP
Principal Position      Year     Salary           Bonus  sation                          SARs   Payouts

Andrew Cimerman,        2006       $20,000            -      -           -               -                           -
President, Director     2005       $20,000            -      -           -               -      -                    -
                        2004       $20,000            -      -           -               -                           -
                                                                                                -

                                                                                                -
-------------------------------------------------------------------------------------------------------------------------

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

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of May 31, 2006: (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and
(iii) all directors and officers as a group.

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

--------------

      (1.) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commt 0 6 ssion and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
2.    c/o Company's  address1503  South Coast Drive,  Suite 204,  Costa Mesa, CA
      92626.
3. 249,594 of these shares are held in the name of Cimerman Real Estate Ltd. Cimerman Real Estate Ltd. was created as a Real Estate Sales Company. Mr. Cimerman has certain voting powers associated with the shares held by Cimerman Real Estate Ltd., as 100% of the financial benefits derived from the shares held by Cimerman Real Estate Ltd. are for the benefit of Mr. Cimerman.

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

---------------------------
*Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on November 2, 1999.

ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES.

            The following table sets forth the aggregate fees billed to HomeLife for the years ended May 31, 2006 and May 31, 2005 by Rotenberg & Co., LLP:

                                 Year Ended May 31,
                                 ------------------

                           2006                    2005
                           ----                    ----

AAudit Fees                $11,000              $10,500
AAudit-Related
Fees                       $    --              $    --
TTax Fees                  $    --              $    --
AAll Other Fees            $ 6,000              $ 6,000

Audit-related fees billed during the fiscal years ended May 31, 2006 and 2005 were for services related to consents and assistance with and review of documents filed with the Securities and Exchange Commission. All income tax preparation for the Company has been done in house.

The Audit Committee has not adopted any polices or procedures for the pre-approval of non-audit services. The Audit Committee has considered the role of Rotenberg & Co., LLP in providing audit, audit-related, and other services to HomeLife and has concluded that such services are compatible with Rotenberg & Co., LLP's role as HomeLife's independent auditors for the years ended May 31, 2006 and 2005.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     HOMELIFE, INC.
     Registrant

     By:      /s/ Andrew Cimerman                   Date:    September 11, 2006
              -----------------------               ----------------------------

Chief Executive Officer, President, Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        By:       /s/ Andrew Cimerman                Date:    September 11, 2006
                  --------------------               ---------------------------

Chief Executive Officer, President, Director

                         HOMELIFE, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            AT MAY 31, 2006 AND 2005

                         HOMELIFE, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            AT MAY 31, 2006 AND 2005

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

                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Stockholders
HomeLife, Inc. and Subsidiaries
(A Nevada Corporation)
Fountain Valley, California

      We have audited the accompanying consolidated balance sheets of HomeLife, Inc. and Subsidiaries as of May 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended May 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming HomeLife, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
September 8, 2006

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
At May 31, 2006 and 2005

                                                              2006         2005

ASSETS

       CURRENT ASSETS

    Cash                                                     $ 53,376   $ 75,360
    Marketable securities, at fair value                          900        900
    Accounts receivable, net (note 4)                          10,036     14,346
    Prepaid expenses and deposits                              31,147     35,035
                                                             -------------------
  Total Current Assets                                         95,459    125,641

PROPERTY AND EQUIPMENT, NET (note 5)                            2,008     64,458

GOODWILL, NET (note 6)                                        225,943    225,943

OTHER ASSETS, NET (note7)                                      42,985     94,837
                                                             -------------------
  Total Assets                                               $366,395   $510,879

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
At May 31, 2006 and 2005

                                                         2006              2005

LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES

Bank indebtedness (note 8)                           $    81,397    $    80,900
Accounts payable                                         165,890        160,704
Reserve for warranty                                      46,953         51,953
Deferred revenue                                          40,280         42,645
                                                     ---------------------------
Total Current Liabilities                                334,520        336,202

DUE TO STOCKHOLDER                                       170,709        128,984

MINORITY INTEREST                                         20,843         20,843
                                                     ---------------------------
Total Liabilities                                        526,072        486,029
                                                     ---------------------------
STOCKHOLDERS' EQUITY (DEFICIT)

CAPITAL STOCK (note 9)                                 1,037,372      1,037,372

ADDITIONAL PAID IN CAPITAL (note 9)                    3,731,741      3,731,741

ACCUMULATED OTHER COMPREHENSIVE
     INCOME (LOSS)                                        (1,747)         4,715

ACCUMULATED DEFICIT                                   (4,927,043)    (4,748,978)
                                                     ---------------------------
Total Stockholders' Equity (Deficit)                    (159,677)        24,850
                                                     ---------------------------
Total Liabilities and Stockholders'
        Equity (Deficit)                             $   366,395    $   510,879
                                                     ===========================

       The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended May 31, 2006 and 2005

                                                         2006             2005

         REVENUE

              Royalty and franchise                $    482,095    $    482,007
              Warranty fees                             102,727         105,311
                                                   -----------------------------
         Total Revenue                                  584,822         587,318

         DIRECT COSTS                                   154,941         111,545
                                                   -----------------------------
                                                        429,881         475,773
                                                   -----------------------------
         EXPENSES

              Salaries and fringe be                    207,938         199,183
              General and administra                    287,522         273,660
              Occupancy                                  49,441          49,804
              Financial                                  29,617          13,862
              Depreciation                               62,450          67,225
              Amortization                               51,852          51,852
                                                   -----------------------------
         Total Expenses                                 688,820         655,586
                                                   -----------------------------
         NET LOSS FROM OPERATIONS                  $   (258,939)   $   (179,813)

         Other Income
                                                         80,874          40,490
                                                   =============================
         NET LOSS                                  $   (178,065)   $   (139,323)


         BASIC AND FULLY DILUTED LOSS
            PER COMMON SHARE                       $      (0.01)   $      (0.01)
                                                   =============================
         WEIGHTED-AVERAGE NUMBER
              OF COMMON SHARES                        12,371,886      12,371,886
                                                   =============================

        The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended May 31, 2006 and 2005

                                                           2006           2005

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                            $(178,065)   $(139,323)
     Adjustments to reconcile net loss to net
         cash from operating activities
     Amortization                                           51,852       51,852
     Depreciation                                           62,450       67,225
     Gain on Disposal of Assets                             (6,462)          --
     Changes in assets and liabilities
     Accounts receivable                                     4,310       (5,985)
     Prepaid expenses and deposits                           3,888          471
     Accounts payable                                        5,186     (159,385)
     Reserve for warranty                                   (5,000)          --
     Deferred revenue                                       (2,365)          --
     Due to stockholder                                     41,725      109,320
                                                        ------------------------
Net Cash Flows from Operating Activities                   (22,481)     (75,825)
                                                        ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                        --           --
                                                        ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings (repayments) on bank indebtedness, net         497       38,211
                                                        ------------------------
NET CHANGE IN CASH                                         (21,984)     (37,614)
     Cash, beginning of year                                75,360      112,974
                                                        ------------------------
CASH, END OF YEAR                                        $  53,376    $  75,360
                                                        ------------------------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION
     Interest paid                                       $   5,143    $   4,430
                                                         =======================
     Income taxes paid                                   $      --    $      --
                                                         =======================

        The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years ended May 31, 2006 and 2005

                                                                                                                         Accumulated
                                                         Class A             Class AA          Additional                  Other
                               Common Stock         Preferred Stock - 6%  Preferred Stock - 8%  Paid in   Accumulated  Comprehensive
                          Shares           Amount    Shares     Amount     Shares   Amount      Capital    Deficit         Income

BALANCE, MAY 31, 2004    12,371,886   $    12,372   10,000   $ 1,000,000      50   $25,000   $ 3,731,741   $(4,609,655)   $ 4,715

Net loss                         --            --       --            --      --        --            --      (139,323)        --
                         -----------------------------------------------------------------------------------------------------------
BALANCE, MAY 31, 2005    12,371,886   $    12,372   10,000   $ 1,000,000      50   $25,000   $ 3,731,741   $(4,748,978)   $ 4,715

Net loss                         --            --       --            --      --        --            --      (178,065)        --
                         -----------------------------------------------------------------------------------------------------------
BALANCE, MAY 31, 2006    12,371,886   $    12,372   10,000   $ 1,000,000      50   $25,000   $ 3,731,741   $(4,927,043)   $ 4,715
                         ===========================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

1.    MANAGEMENT'S PLANS AND FUTURE OPERATIONS

      At May 31, 2006, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, negative cash flow from operations and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

      a) During the prior fiscal year, the company settled certain lawsuits regarding the former Calgary operations and the current Michigan operations which will further reduce legal fees and management involvement

      b)    The company is currently focusing on:

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

      b)    Majority-owned subsidiaries

            The Keim Group Ltd. ("Keim") and MaxAmerica Home Warranty Company ("MaxAmerica") - 93.33% and 82.72% respectively.

            On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these consolidated financial statements include the financial results of the subsidiaries for the years ended May 31, 2006 and 2005.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

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

      iv)   Accounts Receivable and Allowance for Doubtful Accounts

            Accounts receivable are stated net of allowance for doubtful accounts. The company estimates the allowance based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $10,575 and $15,275 at May 31, 2006 and 2005, respectively.

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

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

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

      xi) Impairmet 6 12 nt of Long-Term Assets

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

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      xii)  Due to Stockholder

            Certain disbursements of the company have been paid by a major stockholder, and accordingly, a liability to the stockholder has been recorded. Also included in the account is the deferred portion of the President's salary, a major stockholder. The balance at May 31, 2006 and 2005 was $170,709 and $128,984, respectively. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the company has imputed interest at the prime rate plus 1% (9.00% and 7.00% at May 31, 2006 and 2005, respectively). Imputed interest expense for the years ended May 31, 2006 and 2005 was $11,725 and $6,731, respectively.

      xiii) Revenue Recognition

            Income from the sale of  franchises  is  recognized  when  received.
            Master franchise agreement fees are recognized over 10 years. Royalty income stemming from the gross commissions on the sales of real estate by the franchise offices is recognized at the date of receipt; this is due to the complexity of attempting to forecast the actual closing date of the properties. Warranty income is recognized over the term of the contract which is usually 12 months; anticipated obligations which represent incurred but not reported losses (IBNR) under these warranties have been recorded as reserve for warranty and are based on past loss experience. Real estate brokerage income is recognized at the close of escrow. Loan fees are recognized as income when the loan is closed and funded at the close of escrow. Revenue received or receivable, from the sale of franchises, master franchises and warranties, which is not recognized as income is recorded on the balance sheet as deferred revenue.

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

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

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

            The company has used the fair value approach for stock option plan granted to non-employees according to EITF 96-18. There were no stock options granted to non-employees during the years ended May 31, 2006 and 2005.

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

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      xvii) Net Loss and Fully  Diluted  Net Loss Per  Weighted  Average  Common
            Stock

            Net loss per common stock is computed by dividing net loss for the year by the weighted average number of common stock outstanding during the year.

            Fully diluted net loss per common stock is computed by dividing net loss for the year by the weighted average number of common stock outstanding during the year, assuming, except where the result would be anti-dilutive, that all convertible Preferred shares were converted, the contingent common stock were issued, the warrant was exercised, and the stock options granted were exercised (note 9)

      xviii) Use of Estimates

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

4.    ACCOUNTS RECEIVABLE 2006 2005

      Accounts receivable                                  $ 20,611      $29,621
      Less:  Allowance for doubtful accounts                 10,575       15,275
                                                           ---------------------
      Accounts receivable, net                             $ 10,036      $14,346
                                                           =====================

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

5.    PROPERTY AND EQUIPMENT 2006 2005

      Furniture and fixtures                                 $230,759   $230,759
      Computer equipment and software                         599,038    599,038
      Leasehold improvements                                   13,734     13,734
      Automobile                                               19,865     19,865
                                                             -------------------
      Cost                                                    863,396    863,396

      Less: Accumulated depreciation

      Furniture and fixtures                                  230,689    217,689
      Computer equipment and software                         597,100    548,017
      Leasehold improvements                                   13,734     13,367
      Automobile                                               19,865     19,865
                                                             -------------------
                                                              861,388    798,938
                                                             -------------------
      Net book value                                         $  2,008   $ 64,458
                                                             ===================

      Depreciation expense for the years ended May 31, 2006 and 2005 was $62,450 and $67,225, respectively.

6.    GOODWILL

                                                              2006        2005

      Carrying value at beginning of year                    $225,943   $225,943
      Less:  Impairment loss                                       --         --
                                                             -------------------
      Carrying value at end of year                          $225,943   $225,943
                                                             ===================

      The goodwill balance represents goodwill associated with the real estate franchise segment.

      No impairment losses were recorded during the years ended May 31, 2006 and May 31, 2005.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

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

      In accordance with the requirements of SFAS No. 142, the company has not amortized goodwill for the years ended May 31, 2006 and 2005.

7.    OTHER ASSETS 2006 2005

      Trademarks and franchise rights                        $200,000   $200,000
      Franchise software                                      502,846    502,846
                                                             -------------------
      Cost                                                    702,846    702,846

      Less:  Accumulated amortization

      Trademarks and franchise rights                         200,000    183,018
      Franchise software                                      459,761    424,991
                                                             -------------------
                                                              659,761    608,009
                                                             -------------------
      Net book value                                         $ 42,985   $ 94,837
                                                             ===================

      Amortization expense for each of the years ended May 31, 2006 and 2005 was $51,852.

      The estimated annual amortization expense for the five years succeeding May 31, 2005 are as follows:

      2007                                                           $     8,617
      2008                                                                 8,617
      2009                                                                 8,617
      2010                                                                 8,617
      Thereafter                                                           8,517
                                                                     -----------
                                                                     $    42,985
                                                                     ===========

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

8.    BANK INDEBTEDNESS

      At May 31, 2006 and 2005, the company had two available lines of credit under bank loan agreements. The two credit lines total $95,000 of available credit, with a combined outstanding balance of $81,397 and $80,900, respectively. The unsecured operating credit lines bear interest at variable rate ranging from prime plus 2 1/2% to prime plus 6 1/2% (prime rate was 8.00% and 6.00% at May 31, 2006 and 2005, respectively). These lines were held by the corporate office in California.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

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

      100,000,000 Common shares of $0.001 par value

      Issued
                                                          2006           2005

          10,000 Class A Preferred shares            $ 1,000,000    $ 1,000,000
              50  Class AA Preferred shares               25,000         25,000
      12,371,886  Common shares                           12,372         12,372
                                                     ---------------------------
                                                     $ 1,037,372    $ 1,037,372
                                                     ===========================

      b)    Shares issued since June 1, 2002 were as follows:

            i)    Common shares

            In March 2004, the company issued 6,263,300 shares of common stock to an existing stockholder in exchange for services rendered and company expenses personally paid by the stockholder, valued at $250,532.

            No shares of common stock were issued during the fiscal year ended May 31, 2006.

      c)    Preferred Stock Dividends

            At May 31, 2006 and 2005,  the  company  had  $14,770  and  $12,770, respectively, of preferred stock dividends in arrears on its outstanding shares of Class AA Preferred Stock.

      d)    Contingent shares to be issued

            In the purchase agreement for the acquisition of Builders Realty (Calgary) Ltd., the company issued common stock as part of the purchase price. The value of the common stock issued was set at $5 per share which was substantially higher than the current market value. The company agreed that if the actual market value of the stock did not reach $5 per share within one year, the stockholders of Builders Realty (Calgary) Ltd., would be issued either additional Common shares of HomeLife, Inc. or cash to complete the transaction (note 11).

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

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

            30,000 Common shares at $5 per share, granted in September, 1998, vested and exercisable for 5 years

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

9.    CAPITAL STOCK (cont'd)

      f)    Stock options (cont'd)

            Pro-forma information regarding net income and earnings per share is required by SFAS No. 123 (as amended by SFAS No. 148), Accounting for Stock Based Compensation, and has been determined as if the company had accounted for its employee stock options based on fair values at the grant date for options granted. The company's pro-forma information for the years ended May 31, 2006 and 2005 would have been as follows:

                                                       2006            2006           2005           2005
                                            ---------------  --------------  -------------  -------------

                                                As Reported       Pro-Forma    As Reported      Pro-Forma
                                            ---------------  --------------  -------------  -------------

            Net loss                             $(181,965)      $(181,965)     $(139,323)     $(139,323)
            Basic and fully diluted loss
                 per Common share                $   (0.01)      $   (0.01)     $   (0.01)     $   (0.01)

      g)    Earnings per share

            The fully diluted earnings per share does not include the issuance of shares which would be anti-dilutive arising from the following:

            i. Conversion of 10,000 Class A Preferred shares to Common shares ii.Conversion of 50 Class AA Preferred shares to Common shares
            iii. Exercise of warrant which entitles holder to acquire 200,000 Common shares at $1.75 per share iv.Exercise of stock options to acquire 130,000 issuance of Common shares
            v. Common stock which may be required

10.   INCOME TAXES 2006 2005

      a)   Current                                    $      --     $        --
           Deferred                                          --              --
                                                      --------------------------
                                                      $      --     $        --
                                                      ==========================

      b)    The components of deferred income taxes are comprised as follows:

            Losses carried-forward                    $ 1,452,800   $ 1,380,000
            Valuation allowance                        (1,452,800)   (1,380,000)
                                                      --------------------------
                                                      $        --   $        --
                                                      ==========================

      c) At May 31, 2006, the company had operating losses available for carry-forward of approximately $2,982,000. These losses expire after May 31, 2024.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

11.   COMMITMENTS AND CONTINGENCIES

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

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

12.   SEGMENTED INFORMATION

      Segmented information has been provided for the company on the basis of different services.

                                                          2006           2005

      a)    Revenue by industry

            Real estate franchise                     $  482,095   $    482,007
            Home warranty                                102,727        105,311
            Other income                                  80,874         40,490
                                                      --------------------------
            Total                                     $  665,696   $    627,808
                                                      ==========================
      b)    Net income (loss) by industry

            Real estate franchise                     $ (215,493)  $   (158,750)
            Home warranty                                 37,428         21,522
            Other                                              -         (2,095)
                                                      --------------------------
            Total                                     $ (178,065)  $   (139,323)
                                                      ==========================
      c)    Identifiable assets by industry

            Real estate franchise                     $  234,419   $    378,004
            Mortgage financing                            77,225         77,632
            Home warranty                                 42,093         42,585
            Other                                         12,658         12,658
                                                      --------------------------
            Total                                     $  368,957   $    510,879
                                                      ==========================
      d)    Amortization by industry

            Real estate franchise                     $   51,852  $      51,852
                                                      --------------------------
            Total                                     $   51,852  $      51,852
                                                      ==========================
      e)    Depreciation by industry

            Real estate franchise                     $   62,414  $      67,189
            Home warranty                                     36             36
                                                      --------------------------
            Total                                     $   62,450  $      67,225
                                                      ==========================

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

12.   SEGMENTED INFORMATION (cont'd)

                                                           2006           2005

      f)    Interest by industry

            Real estate franchise                        $ 16,868       $ 11,161
                                                         -----------------------
            Total                                        $ 16,868       $ 11,161
                                                         =======================
13.   COMMITMENTS

      The company has operating leases for premises which extend through May 31, 2008. Future minimum rental payments as of May 31, 2006 under the operating lease agreements are as follows:

      2007                                                              $ 20,304
      2008                                                                 6,768
                                                                        --------
                                                                        $ 27,072
                                                                        ========

      Rent expense for the years ended May 31, 2006 and 2005 was $49,441 and $49,304, respectively.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2006 and 2005

14.   RELATED PARTY TRANSACTIONS 2006 2005

Licensing expense accrued or paid to a company controlled
     by the President                                          $     1   $     1
President's salary expense accrued                             $20,000   $20,000

      During the fiscal year ended May 31, 2004, the company entered into a new Licensing Agreement with a company controlled by the President. The agreement is for a five-year term, effective November 1, 2003, with annual licensing fees due of $1 for the first two years, increasing to $5,000 for the final three years of the agreement.

15.   SUBSQUENT EVENT

      On September 7, 2006 the Company entered into an Agreement and Plan of Merger with MIT Holding, Inc. This agreement provides the following: (1) tax free reorganization with MIT Holding, Inc. whereby MIT becomes the wholly owned subsidiary of HomeLife; (2) $250,000 payment to the Company to pay present laibilities; (3) Andrew Cimerman will retain 240,000 shares of our common stock after a 4.2 to 1 reverse stock split; Mr. Cimerman will retire a certain amount of shares since he will own more than 240,000 shares after the 4.2 to 1 reverse stock split and the assets will be spun off to him in consideration for retirement of such shares. The transaction has a closing date of September 29, 2006, with a final closing date of October 31, 2006. Closing will occur after MIT's required financial statements are completed and the Company has undertaken a fairneess opinion for the spin off of the assets to Mr. Cimerman.