Form 10QSB
period 2006-08-31
HOMELIFE INC
filed 2006-10-17
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2006

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

                                                Yes |_| No |X|

    The issuer had 12,371,886 common shares outstanding as of August 31, 2006

Transitional Small Business Disclosure Format (check one):

                                                Yes |_| No |X|

                                 HOMELIFE, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION                                               1.

Item 1. Financial Statements                                                 1.

         Consolidated Balance Sheet at August 31, 2006 (Unaudited)           1.

         Consolidated Statements of Operations for the three months ended    3.
                  August 31, 2006 and 2005 (Unaudited)

         Consolidated Statements of Cash Flows for the three months ended    4.
                  August 31, 2006 and 2005 (Unaudited)

         Notes to Consolidated Financial Statements                          5.

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operation                                   6.

Item 3. Controls and Procedures                                              8.

PART II - OTHER INFORMATION                                                  8.

Item 1. Legal Proceedings                                                    8.

Item 2. Changes in Securities and Use of Proceeds                            9.

Item 3. Defaults Upon Senior Securities                                      9.

Item 4. Submission of Matters to a Vote of Security Holders                  9.

Item 5. Other Information                                                    9.

Item 6. Exhibits and Reports on Form 8-K                                     9.
         (a) Exhibits
         (b) Reports on Form 8-K

Signatures.                                                                  10.

PART I - FINANCIAL INFORMATION

HOMELIFE, INC.
Consolidated Balance Sheet
At August 31, 2006
(unaudited)

ASSETS
         Current Assets
         Cash                                                           $ 77,297
         Marketable securities, at fair value                                900
         Accounts receivable, net                                         15,122
         Prepaid expenses and deposits                                    31,147
                                                                        --------
         Total Current Assets                                            124,466

         Property and Equipment, net                                         143

         Other Assets
         Goodwill                                                        225,943

         Other Intangible Assets, net                                     30,022
                                                                        --------

         Total Assets                                                   $380,574
                                                                        ========

HOMELIFE, INC.
Consolidated Balance Sheet (Continued)
At August 31, 2006
(unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
         Current Liabilities

         Bank indebtedness                                          $    93,086
         Accounts payable                                               187,988
         Reserve for warranty                                            44,890
         Deferred revenue                                                35,900
                                                                    -----------
         Total Current Liabilities                                      361,864

         Other Liabilities

         Due to Stockholder                                             179,595
                                                                    -----------

         Total Liabilities                                              541,459

         Minority Interest                                               20,843

         Stockholders' Deficit

         Capital Stock                                                1,037,372

         Additional Paid in Capital                                   3,731,741

         Accumulated Other Comprehensive Loss                            (1,747)

         Accumulated Deficit                                         (4,949,094)
                                                                    -----------

         Total Stockholders' Deficit                                   (181,728)

         Total Liabilities and Stockholders' Deficit                $   380,574

HOMELIFE, INC.
Consolidated Statements of Operations
Three months ended August 31, 2006 and 2005
(unaudited)

                                                        2006               2005
                                                ------------       ------------
         REVENUE

         Royalty and franchise fees             $     91,585       $    150,302
         Warranty fees                                23,066             30,471
         Brokerage Income                                 --             29,983
         Other income                                  3,269                796
                                                -------------------------------

         Total Revenue                               117,920            211,552

         DIRECT COSTS                                  9,155             63,589
                                                -------------------------------

         GROSS PROFIT                                108,765            147,963
                                                -------------------------------

         EXPENSES

         Salaries and fringe benefits                 42,866             62,395
         General and administrative                   55,690             92,823
         Occupancy                                    12,244             11,466
         Financial                                     5,188              4,311
         Depreciation                                  1,865             15,000
         Amortization                                 12,963             12,963
                                                -------------------------------

         Total Expenses                              130,816            198,958
                                                -------------------------------

          NET LOSS                                   (22,051)           (50,995)

         BASIC AND FULLY DILUTED LOSS           $      (0.00)      $      (0.00)
         PER COMMON SHARE
                                                ===============================

         WEIGHTED-AVERAGE NUMBER OF               12,371,886         12,371,886
          COMMON SHARES

HOMELIFE, INC.
Consolidated Statements of Cash Flows
Three months ended August 31, 2006 and 2005
(unaudited)

                                                                                         2006          2005
                                                                                     --------      --------
         CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                    $(22,051)     $(50,995)
         Adjustments to reconcile net loss to net cash from operating activities
         Depreciation                                                                   1,865        15,000
         Amortization                                                                  12,963        12,963
         Changes in assets and liabilities
         Accounts receivable                                                           (5,086)        6,910
         Prepaid expenses and deposits                                                     --          (240)
         Accounts payable                                                              22,098        23,885
         Reserve for warranty                                                          (2,063)           --
         Deferred revenue                                                              (4,380)           --
                                                                                     ----------------------
         Net Cash Flows from Operating Activities                                       3,346         7,523
                                                                                     ----------------------
         CASH FLOWS FROM INVESTING ACTIVITIES                                              --            --
                                                                                     ----------------------

         CASH FLOWS FROM FINANCING ACTIVITIES
         Advances from lines of credit, net                                            12,853        (1,321)
         Due to stockholder                                                             8,886         7,738
         Repayments on note payable                                                    (1,164)         (790)

         Net Cash Flows from Financing Activities                                      20,575         5,627

         NET CHANGE IN CASH                                                            23,921        13,150
         Cash, beginning of period                                                     53,376        75,360

         CASH, END OF PERIOD                                                         $ 77,297      $ 88,510
                                                                                     ======================

SUPPLEMENTAL DISCLOSURE OF CASH
             FLOW INFORMATION
              Interest paid                                                          $  1,174      $  1,433
                                                                                     ======================

              Income taxes paid                                                      $     --      $     --
                                                                                     ======================

                                 HOMELIFE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. MANAGEMENT'S PLAN AND FUTURE OPERATIONS

      At August 31, 2006, adverse principal conditions and events are prevalent that require necessary action by management to enable the Company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

            - attempting to raise additional funding through private and public offering,

            - investigating and pursuing potential mergers/acquisitions,

            - the core business of franchising nationwide

            - making efforts to reduce unnecessary operating expenses on a monthly basis

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

Note 3. LETTER OF INTENT

      On September 11, 2006 the Company entered into an Agreement and Plan of Merger with MIT Holding, Inc. This agreement provides the following: (1) tax free reorganization with MIT Holding, Inc. whereby MIT becomes the wholly owned subsidiary of HomeLife; (2) $250,000 payment to the Company to pay present liabilities; (3) Andrew Cimerman will retain 240,000 shares of the Company common stock after a 4.2 to 1 reverse stock split; Mr. Cimerman will retire a certain amount of shares since he will own more than 240,000 shares after the 4.2 to 1 reverse stock split and the assets will be spun off to him in consideration for retirement of such shares. The transaction has a closing date of September 29, 2006, with a final closing date of October 31, 2006. Closing will occur after MIT's required financial statements are completed and the Company has undertaken a fairneess opinion for the spin off of the assets to Mr. Cimerman.

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

Three Months Ended August 31, 2006 (unaudited) compared to the Three Months Ended August 31, 2005 (unaudited).

      Revenues. The Company generated gross sales of $117,920 for the quarter ended August 31, 2006 compared to gross sales of $211,552 for the quarter ended August 31, 2005. Revenue by business segment is shown below:

                               August 31, 2006                August 31, 2005
                                    Amount         %               Amount          %
                                   --------     --------          --------     --------
      Royalty & franchise fees     $ 91,585           78          $150,302           71
      Home warranty sales            23,066           20            30,471           14
      Brokerage income                   --           --            29,983           14
      Other                           3,269            2               796            1
                                   --------     --------          --------     --------
      TOTAL                        $117,920          100          $211,552          100
                                   ========     ========          ========     ========

Royalty fees & franchise fees were lower in the current quarter due to the overall slow down in the real estate market. Fewer offices and fewer sales have led to the decline. Home warranty fees were lower in the current quarter compared to the prior year due to fewer contracts written and a lower per contract average than in the prior year. There was no brokerage income during the current fiscal year first quarter.

      Direct Costs. Direct costs on total revenue in the current quarter are lower than the first quarter last year due to no brokerage income and therefore no brokerage commissions. Additionally, warranty claims for the first quarter were lower than the same quarter last year.

      Salaries and fringe benefits. Salaries and fringe benefits decreased from $62,395 for the three months ended August 31, 2005 to $42,866 for the three months ended August 31, 2006. This decrease is a result of one less employee in Michigan and a lower salary for a California employee during the current year.

      General and administrative. General and administrative costs are lower in the current fiscal quarter compared to prior year due to less marketing & promotion, professional fees and office expense.

      Occupancy. Occupancy costs were comparable for the similar periods.

      Financial. Financial costs were higher for the quarter ended August 31, 2006 due to the accrued interest on the higher average outstanding amount due to shareholder.

      Depreciation. Depreciation of fixed assets was lower during the quarter ended August 31, 2006 as many assets became fully depreciated.

      Amortization. Amortization of intangibles was comparable for both periods.

Liquidity and capital resources. The Company has lines of credit with two banks with available credit of $95,000 and a term loan of $25,000. The capital requirements of the Company are for operating expenses and to service and the use of its lines of credit. The Company has recorded significant operating losses in the prior two years. These losses are primarily due to increased direct costs and operating expenses. The Company does not have any derivative instruments or hedging activities, therefore, the Company believes that SFAS No. 133 will have no material impact on the Company's financial statements or notes thereto.

The Company has experienced recurring operating losses and has a working capital deficiency of $237,398 as of August 31, 2006. Management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the Company. Furthermore, the Company continues its attempt to raise additional financing through private and public offerings.

      Application of Critical Accounting Policies. The Company's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for the Company include revenue recognition, goodwill and accounting for income taxes.

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The Company recognizes revenue when it is realized or realizable and earned. Income from the sale of franchises is recognized over a 5-year period. Master franchise agreement fees are recognized over 10 years. Royalty income stemming from the gross commissions on the sales of real estate by the franchise offices is recognized at the date of receipt; this is due to the complexity of attempting to forecast the actual closing date of the properties. Warranty income is recognized over the term of the contract which is usually 12 months; anticipated obligations which represent incurred but not reported losses (IBNR) under these warranties have been recorded as reserve for warranty and are based on past loss experience. Real estate brokerage income is recognized at the close of escrow. Loan fees are recognized as income when the loan is closed and funded at the close of escrow. Revenue received or receivable, from the sale of franchises, master franchises and warranties, which is not recognized as income is recorded on the balance sheet as deferred revenue.

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

      None.

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

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits:

            31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K:

            Entry into a Material Definitive Agreement, Financial Statements and Exhibits - filed September 15, 2006

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      HOMELIFE, INC.
      Registrant

      By: /s/ Andrew Cimerman                            Date: October  16, 2006
          --------------------------------------------         -----------------
          Chief Executive Officer, President, Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      By: /s/ Andrew Cimerman                            Date: October  16, 2006
          --------------------------------------------         -----------------
          Chief Executive Officer, President, Director