Form 10QSB
period 2006-11-30
HOMELIFE INC
filed 2007-01-22
CIK 1024048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2006

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

                                 HOMELIFE, INC.

        (Exact name of small business issuer as specified in its charter)

                    Nevada                                 33-0680443
         ------------------------------                 ---------------
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

                                    Yes   No X


      The issuer had 12,371,886 common shares outstanding as of November 30,
2006

Transitional Small Business Disclosure Format (check one):

                                    Yes   No X

                                 HOMELIFE, INC.

                                      INDEX
                                                                        PAGE NO.
                                                                        -------

PART I - FINANCIAL INFORMATION                                              1.

Item 1. Financial Statements                                                1.

         Consolidated Balance Sheet at November 30, 2006 (Unaudited)        1.

         Consolidated Statements of Operations for the three months ended   3.
                  November 30, 2006 and 2005 (Unaudited)

         Consolidated Statements of Operations for the six months ended     4.
                  November 30, 2006 and 2005 (Unaudited)

         Consolidated Statements of Cash Flows for the six months ended     5.
                  November 30, 2006 and 2005 (Unaudited)

         Notes to Consolidated Financial Statements                         6.

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operation.                              7.

Item 3. Controls and Procedures.                                           10.

PART II - OTHER INFORMATION                                                10.

Item 1. Legal Proceedings.                                                 10.

Item 2. Changes in Securities and Use of Proceeds.                         10.

Item 3. Defaults Upon Senior Securities.                                   10.

Item 4. Submission of Matters to a Vote of Security Holders.               11.

Item 5. Other Information.                                                 11.

Item 6. Exhibits and Reports on Form 8-K.                                  11.
         (a) Exhibits
         (b) Reports on Form 8-K

Signatures.                                                                12.

PART I - FINANCIAL INFORMATION

HOMELIFE, INC.
Consolidated Balance Sheet
At November 30, 2006
(unaudited)


ASSETS
         Current Assets
         Cash                                                 $  58,086
         Marketable securities, at fair value                       900
         Accounts receivable, net                                21,867
         Prepaid expenses and deposits                           30,646
                                                        ---------------
         Total Current Assets                                   111,499

         Property and Equipment, net                                143

         Other Assets
         Goodwill                                               225,943

         Other Intangible Assets, net                            17,059
                                                        ---------------


         Total Assets                                          $354,644
                                                        ===============

HOMELIFE, INC.
Consolidated Balance Sheet (Continued)
At November 30, 2006
 (unaudited)


LIABILITIES AND STOCKHOLDERS' DEFICIT
         Current Liabilities

         Bank indebtedness                                      $94,091
         Accounts payable                                       188,946
         Reserve for warranty                                    41,025
         Deferred revenue                                        34,587
                                                        ---------------
         Total Current Liabilities                              358,649

         Other Liabilities

         Due to Stockholder                                     213,615
                                                        ---------------

         Total Liabilities                                      572,264

         Minority Interest                                       20,843

         Stockholders' Deficit

         Capital Stock                                        1,037,372

         Additional Paid in Capital                           3,731,741

         Accumulated Other Comprehensive Loss                    (1,747)

         Accumulated Deficit                                 (5,005,829)
                                                        ---------------

         Total Stockholders' Deficit                           (238,463)
                                                        ---------------

         Total Liabilities and Stockholders' Deficit           $354,644
                                                        ===============

HOMELIFE, INC.
Consolidated Statements of Operations
Three months ended November 30, 2006 and 2005
(unaudited)
                                                   2006                2005
                                               ------------        ------------
         REVENUE

Royalty and franchise fees                     $     84,946        $     94,650
Warranty fees                                        19,784              32,781
Brokerage Income                                         --              18,551
Other income                                          5,466               3,330
                                               ------------        ------------

Total Revenue                                       110,196             149,312

DIRECT COSTS                                         11,399              33,946
                                               ------------        ------------

GROSS PROFIT                                         98,797             115,366
                                               ------------        ------------

EXPENSES

Salaries and fringe benefits                         49,255              52,346
General and administrative                           74,258              64,008
Occupancy                                            13,326              11,625
Financial                                             5,730               3,483
Depreciation                                             --              15,000
Amortization                                         12,963              12,963
                                               ------------        ------------

Total Expenses                                      155,532             159,425
                                               ------------        ------------


 NET LOSS                                           (56,735)            (44,059)


BASIC AND FULLY DILUTED LOSS PER COMMON SHARE  $      (0.00)       $      (0.00)
                                               ============        ============

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES         12,371,886          12,371,886
                                               ============        ============

HOMELIFE, INC.
Consolidated Statements of Operations
Six months ended November 30, 2006 and 2005
(unaudited)
                                                   2006                2005
                                               ------------        ------------
         REVENUE

Royalty and franchise fees                     $    176,531        $    244,952
Warranty fees                                        42,850              63,252
Brokerage Income                                         --              37,551
Other income                                          8,735              15,109
                                               ------------        ------------

Total Revenue                                       228,116             360,864

DIRECT COSTS                                         20,554              97,535
                                               ------------        ------------

GROSS PROFIT                                        207,562             263,329
                                               ------------        ------------

EXPENSES

Salaries and fringe benefits                         92,121             114,741
General and administrative                          129,949             156,830
Occupancy                                            25,570              23,091
Financial                                            10,918               7,794
Depreciation                                          1,865              30,000
Amortization                                         25,925              25,926
                                               ------------        ------------

Total Expenses                                      286,348             358,382
                                               ------------        ------------


 NET LOSS                                           (78,786)            (95,053)


BASIC AND FULLY DILUTED LOSS PER COMMON SHARE  $      (0.01)       $      (0.01)
                                               ============        ============

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES         12,371,886          12,371,886
                                               ============        ============

HOMELIFE, INC.
Consolidated Statements of Cash Flows
Six months ended November 30, 2006 and 2005
 (unaudited)

                                                         2006        2005
                                                       --------    --------

         CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                      $(78,786)   $(95,053)
         Adjustments to reconcile net loss
          to net cash from operating activities
         Depreciation                                     1,865      30,000
         Amortization                                    25,926      25,926
         Changes in assets and liabilities
         Accounts receivable                            (11,831)     12,360
         Prepaid expenses and deposits                      501        (251)
         Accounts payable                                23,056      23,293
         Reserve for warranty                            (5,928)         --
         Deferred revenue                                (5,693)         --
                                                       --------    --------
         Net Cash Flows from Operating Activities       (50,890)     (3,725)
                                                       --------    --------

         CASH FLOWS FROM INVESTING ACTIVITIES                --          --
                                                       --------    --------

         CASH FLOWS FROM FINANCING ACTIVITIES
         Advances from lines of credit, net              18,700       2,545
         Due to stockholder                              42,906      14,973
         Repayments on note payable                      (6,006)     (2,150)
                                                       --------    --------
         Net Cash Flows from Financing Activities        55,600      15,368


         NET CHANGE IN CASH                               4,710      11,643
         Cash, beginning of period                       53,376      75,360
                                                       --------    --------

         CASH, END OF PERIOD                           $ 58,086    $ 87,003
                                                       ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH
             FLOW INFORMATION
              Interest paid                            $  2,803    $  2,495
                                                       ========    ========

              Income taxes paid                        $     --    $     --
                                                       ========    ========

                                 HOMELIFE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.           MANAGEMENT'S PLAN AND FUTURE OPERATIONS

            At November 30, 2006, adverse principal conditions and events are prevalent that require necessary action by management to enable the Company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, and adverse key financial ratios. Management's plans to mitigate these adverse conditions and events include:

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

Note 3.    LETTER OF INTENT

            On September 11, 2006 the Company entered into an Agreement and Plan of Merger with MIT Holding, Inc. This agreement provides the following: (1) tax free reorganization with MIT Holding, Inc. whereby MIT becomes the wholly owned subsidiary of HomeLife; (2) $250,000 payment to the Company to pay present liabilities; (3) Andrew Cimerman will retain 240,000 shares of the Company common stock after a 4.2 to 1 reverse stock split; Mr. Cimerman will retire a certain amount of shares since he will own more than 240,000 shares after the 4.2 to 1 reverse stock split and the assets will be spun off to him in consideration for retirement of such shares. The transaction had a closing date of September 29, 2006, with a final closing date of October 31, 2006. Closing was suppose to occur after MIT's required financial statements were completed and the Company had undertaken a fairness opinion for the spin off of the assets to Mr. Cimerman.

            On November 29, 2006, Homelife filed in Federal Court against MIT Holding, Inc. for breach of contract and is seeking $2 Million in damages.

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

Three Months Ended November 30, 2006 (unaudited) compared to the Three Months Ended November 30, 2005 (unaudited).

      Revenues. The Company generated gross sales of $110,196 for the quarter ended November 30, 2006 compared to gross sales of $149,312 for the quarter ended November 30, 2005. Revenue by business segment is shown below:

                            November 30, 2006     November 30, 2005
                            Amount       %        Amount       %
                           --------   --------   --------   --------
Royalty & franchise fees   $ 84,946         77   $ 94,650         64
Home warranty sales          19,784         18     32,781         22
Brokerage income                 --         --     18,551         12
Other                         5,466          5      3,330          2
                           --------   --------   --------   --------
TOTAL                      $110,196        100   $149,312        100
                           ========   ========   ========   ========

Royalty fees & franchise fees were lower in the current quarter due to the overall slow down in the real estate market. Fewer offices and fewer sales have led to the decline. Home warranty fees were lower in the current quarter compared to the prior year due to fewer contracts written and a lower per contract average than in the prior year. This has also been a result of the slow down in the real estate market. There was no brokerage income during the current quarter of the fiscal year.

      Direct Costs. Direct costs on total revenue in the current quarter are lower than the second quarter last year due to no brokerage income and therefore no brokerage commissions. Additionally, warranty claims for the second quarter were lower than the same quarter last year.

      Salaries and fringe benefits. Salaries and fringe benefits decreased from $52,346 for the three months ended November 30, 2005 to $49,255 for the three months ended November 30, 2006. This decrease is a result of one less employee in Michigan and a lower salary for a California employee during the current year.

      General and administrative. General and administrative costs are higher in the current fiscal quarter compared to prior year due to more marketing & promotion, printing and office expense.

      Occupancy. Occupancy costs are slightly higher in the current quarter due to the escalation clause in the office lease.

      Financial. Financial costs were higher for the quarter ended November 30, 2006 due to the accrued interest on the higher average outstanding amount due to shareholder.

      Depreciation. Depreciation of fixed assets was lower during the quarter ended November 30, 2006 as many assets became fully depreciated in the current fiscal year.

      Amortization. Amortization of intangibles was comparable for both periods.


Six Months Ended November 30, 2006 (unaudited) compared to the Six Months Ended November 30, 2005 (unaudited).

      Revenues. For the first half of the current fiscal year, the Company generated gross sales of $228,116 compared to $360,864 in the prior year same period. Revenue by business segment is shown below:

                            November 30, 2006     November 30, 2005
                            Amount       %        Amount       %
                           --------   --------   --------   --------
Royalty & franchise fees   $176,531         77   $244,952         68
Home warranty sales          42,850         19     63,252         18
Brokerage income                 --         --     37,551         10
Other                         8,735          4     15,109          4
                           --------   --------   --------   --------
TOTAL                      $228,116        100   $360,864        100
                           ========   ========   ========   ========

Royalty fees & franchise fees were lower in the current period due to the overall slow down in the real estate market, especially in home resales. Fewer offices and fewer sales have led to the decline. The slow down in the market has also affected the home warranty sales. Warranty fees were lower in the current half of year compared to the prior year due to fewer contracts written and a lower per contract average than in the prior year. There was no brokerage income thus far during the current fiscal year.

      Direct Costs. Direct costs on total revenue in the current period are lower than the first half of last year due to no brokerage income and therefore no brokerage commissions. Additionally, warranty claims for the first half were lower than the same period last year.

      Salaries and fringe benefits. Salaries and fringe benefits decreased from $114,741 for the six months ended November 30, 2005 to $92,121 for the six months ended November 30, 2006. This decrease is a result of one less employee in Michigan and a lower salary for a California employee during the current year.

      General and administrative. General and administrative costs are lower in the current fiscal period compared to prior year due to less marketing & promotion, professional fees and office expense.

      Occupancy. Occupancy costs were slightly higher than the prior year due to the escalation clause in the office lease.

      Financial. Financial costs were higher for the six months ended November 30, 2006 due to the accrued interest on the higher average outstanding amount due to shareholder.

      Depreciation. Depreciation of fixed assets was lower during the six months ended November 30, 2006 as many assets became fully depreciated.

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

The Company has experienced recurring operating losses and has a working capital deficiency of $247,150 as of November 30, 2006. Management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders' equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the Company. Furthermore, the Company continues its attempt to raise additional financing through private and public offerings.

      Application of Critical Accounting Policies. The Company's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for the Company includes revenue recognition, goodwill and accounting for income taxes.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On November 29, 2006, Homelife filed in Federal Court against MIT Holding, Inc. for breach of contract and is seeking $2 Million in damages.



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

     HOMELIFE, INC.
     Registrant

     By: /s/ Andrew Cimerman                            Date: January  17, 2007
         --------------------------------------------         -----------------
         Chief Executive Officer, President, Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     By: /s/ Andrew Cimerman                            Date: January 17, 2007
         --------------------------------------------         ----------------
         Chief Executive Officer, President, Director