Form 10QSB
period 2007-02-28
HOMELIFE INC
filed 2007-04-16
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

HOMELIFE, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	33-0680443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1503 South Coast Drive, Suite 204, Costa Mesa, CA	92626
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(714) 241-3030

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer had 12,371,886 common shares outstanding as of February 28, 2007

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

HOMELIFE, INC.

INDEX

PAGE NO.
PART I - FINANCIAL INFORMATION	1.

Item 1. Financial Statements	1.

Consolidated Balance Sheet at February 28, 2007 (Unaudited)	1.

Consolidated Statements of Operations for the three months ended	3.
February 28, 2007 and 2006 (Unaudited)

Consolidated Statements of Operations for the nine months ended	4.
February 28, 2007 and 2006 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended	5.
February 28, 2007 and 2006 (Unaudited)

Notes to Consolidated Financial Statements	6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.	7.

Item 3. Controls and Procedures.	10.

PART II - OTHER INFORMATION	10.

Item 1. Legal Proceedings.	10.

Item 2. Changes in Securities and Use of Proceeds.	10.

Item 3. Defaults Upon Senior Securities.	10.

Item 4. Submission of Matters to a Vote of Security Holders.	11.

Item 5. Other Information.	11.

Item 6. Exhibits and Reports on Form 8-K.	11.
(a) Exhibits
(b) Reports on Form 8-K

Signatures.	12.

PART I - FINANCIAL INFORMATION

HOMELIFE, INC.
Consolidated Balance Sheet
At February 28, 2007
(unaudited)

ASSETS
Current Assets
Cash	$47,371
Marketable securities, at fair value	900
Accounts receivable, net	38,536
Prepaid expenses and deposits	30,646
Total Current Assets	117,453

Property and Equipment, net	143

Other Assets
Goodwill	225,943

Other Intangible Assets, net	4,097

Total Assets	$347,636

HOMELIFE, INC.
Consolidated Balance Sheet (Continued)
At February 28, 2007
(unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Bank indebtedness	$96,334
Accounts payable	188,761
Reserve for warranty	37,501
Deferred revenue	26,321
Total Current Liabilities	348,917

Other Liabilities

Due to Stockholder	223,062

Total Liabilities	571,979

Minority Interest	20,843

Stockholders’ Deficit

Capital Stock	1,037,372

Additional Paid in Capital	3,731,741

Accumulated Other Comprehensive Loss	(1,747)

Accumulated Deficit	(5,012,552)

Total Stockholders’ Deficit	(245,186)

Total Liabilities and Stockholders’ Deficit	$347,636

HOMELIFE, INC.
Consolidated Statements of Operations
Three months ended February 28, 2007 and 2006
(unaudited)
	2007	2006
REVENUE

Royalty and franchise fees	$84,962	$105,265
Warranty fees	17,504	5,396
Other income	17,049	17,436
Total Revenue	119,515	128,097

DIRECT COSTS	3,702	21,069

GROSS PROFIT	115,813	107,028

EXPENSES

Salaries and fringe benefits	46,248	44,696
General and administrative	48,553	59,752
Occupancy	8,625	11,925
Financial	6,147	6,503
Depreciation	-	15,000
Amortization	12,963	12,963

Total Expenses	122,536	150,839

NET LOSS	(6,723)	(43,811)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES	12,371,886	12,371,886

HOMELIFE, INC.
Consolidated Statements of Operations
Nine months ended February 28, 2007 and 2006
(unaudited)

	2007	2006
REVENUE

Royalty and franchise fees	$261,493	$350,217
Warranty fees	60,354	68,648
Other income	25,784	70,096
Total Revenue	347,631	488,961

DIRECT COSTS	24,256	118,604

GROSS PROFIT	323,375	370,357

EXPENSES

Salaries and fringe benefits	138,369	159,437
General and administrative	178,502	216,582
Occupancy	34,195	35,016
Financial	17,065	14,297
Depreciation	1,865	45,000
Amortization	38,887	38,889

Total Expenses	408,883	509,221

NET LOSS	(85,508)	(138,864)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES	12,371,886	12,371,886

HOMELIFE, INC.
Consolidated Statements of Cash Flows
Nine months ended February 28, 2007 and 2006
(unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,508)	$(138,864)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	1,865	45,000
Amortization	38,887	38,889
Changes in assets and liabilities
Accounts receivable	(28,500)	7,471
Prepaid expenses and deposits	501	(360)
Accounts payable	22,871	24,200
Reserve for warranty	(9,452)	(10,000)
Deferred revenue	(13,959)	10,202

Net Cash Flows from Operating Activities	(73,295)	(23,462)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from lines of credit, net	23,700	748
Due to stockholder	52,353	33,148
Repayments on note payable	(8,763)	(2,918)
Net Cash Flows from Financing Activities	67,290	30,978

NET CHANGE IN CASH	(6,005)	7,516
Cash, beginning of period	53,376	75,360

CASH, END OF PERIOD	$47,371	$82,876

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$4,429	$3,872

Income taxes paid	$-	$-

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   MANAGEMENT’S PLAN AND FUTURE OPERATIONS

At February 28, 2007, adverse principal conditions and events are prevalent that require necessary action by management to enable the Company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, and adverse key financial ratios. Management’s plans to mitigate these adverse conditions and events include:

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

Note 2.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

The condensed consolidated financial statements of HomeLife, Inc. and Subsidiaries (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s Form 10-KSB Annual Report, and other reports filed with the SEC.

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

Note 3.    LETTER OF INTENT

On September 11, 2006 the Company entered into an Agreement and Plan of Merger with MIT Holding, Inc. This agreement provides the following:  (1) tax free reorganization with MIT Holding, Inc. whereby MIT becomes the wholly owned subsidiary of HomeLife; (2) $250,000 payment to the Company to pay present liabilities; (3) Andrew Cimerman will retain 240,000 shares of the Company common stock after a 4.2 to 1 reverse stock split; Mr. Cimerman will retire a certain amount of shares since he will own more than 240,000 shares after the 4.2 to 1 reverse stock split and the assets will be spun off to him in consideration for retirement of such shares.  The transaction had a closing date of September 29, 2006, with a final closing date of October 31, 2006. Closing was supposed to occur after MIT's required financial statements were completed and the Company had undertaken a fairness opinion for the spin off of the assets to Mr. Cimerman.

On November 29, 2006, Homelife filed in Federal Court against MIT Holding, Inc. for breach of contract and is seeking $2 million in damages.

On March 22, 2007, both parties agreed to terminate the agreement with the payment of $27,500 from MIT Holding, Inc. to Homelife.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has experienced growth primarily through its acquisitions of and combinations with various other companies. This includes the acquisition in August 1996 of the Keim Group of Companies and MaxAmerica Home Warranty Company (Michigan) adding 60 real estate offices and a home warranty company in Michigan. In 1997, the Company purchased certain assets of S & S Acquisition Corp. providing the Company with Red Carpet Real Estate Services and National Real Estate Services adding 58 real estate offices. The acquisition of the real estate computer technology of House by Mouse and Virtual Assistant provided the Company with the ability to enhance its Internet communication services to its franchises. In July 1997, the Company acquired the licensing agreements, trademarks and franchise offices of Network Real Estate, Inc. This acquisition provided the Company with an additional 12 offices in Northern California and access to the “high-end” luxury division of “International Estates”. In February 1998, the Company acquired Builders Realty (Calgary) Ltd. providing access to the Alberta, Canada market in both retail real estate and mortgage loans. Certain assets of Builders Realty (Calgary) were sold during fiscal year 2002. On September 15, 1998, the Company purchased the stock of the investment banking firm of Aspen, Benson and May, LLC for common stock.

From time to time, the Company has entered into strategic alliances with various companies in order to explore the cross-marketing of their services to customers of the Company or its franchises. To date, these strategic alliances have not included any funding agreements or other liabilities on the part of the Company.

The following is management’s discussion and analysis of HomeLife’s financial condition and results of operations. Detailed information is contained in the financial statements included with this document. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Three Months Ended February 28, 2007 (unaudited) compared to the Three Months Ended November 30, 2005 (unaudited).

Revenues. The Company generated gross sales of $84,962 for the quarter ended February 28, 2007 compared to gross sales of $105,265 for the quarter ended February 28, 2006. Revenue by business segment is shown below:

	February 28, 2007		February 28, 2006
	Amount	%	Amount	%
Royalty & franchise fees	$84,962	71	$105,265	82
Home warranty sales	17,504	15	5,396	4
Other	17,049	14	17,436	14
TOTAL	$119,515	100	$128,097	100

Royalty fees & franchise fees were lower in the current quarter due to the overall slow down in the real estate market. Fewer offices and fewer sales have led to the decline. Home warranty fees were higher in the current quarter compared to the prior year due to more contracts written and a very slow quarter in the prior year. Other income for the two periods were comparable.

Direct Costs. Direct costs on total revenue in the current quarter are lower than the third quarter last year due to no brokerage income and therefore no brokerage commissions. Additionally, warranty claims for the third quarter were lower than the same quarter last year.

Salaries and fringe benefits. Salaries and fringe benefits increased from $39,696 for the three months ended February 28, 2006 to $46,248 for the three months ended February 28, 2007. This increase results from higher insurance costs over the prior year.

General and administrative. General and administrative costs are lower in the current fiscal quarter compared to prior year due to less marketing & promotion expense as well as strong monitoring of costs.

Occupancy. Occupancy costs are lower in the current quarter due to one month of rent abatement per the office lease.

Financial. Financial costs were comparable for the two periods.

Depreciation. Depreciation of fixed assets was lower during the quarter ended February 28, 2007 as many assets became fully depreciated in the current fiscal year.

Amortization. Amortization of intangibles was comparable for both periods.

Nine Months Ended February 28, 2007 (unaudited) compared to the Nine Months Ended February 28, 2006 (unaudited).

Revenues. For the first nine months of the current fiscal year, the Company generated gross sales of $347,631 compared to $488,961 in the prior year same period. Revenue by business segment is shown below:

	February 28, 2007		February 28, 2006
	Amount	%	Amount	%
Royalty & franchise fees	$261,493	75	$350,217	72
Home warranty sales	60,354	17	68,648	14
Other	25,784	8	70,096	14
TOTAL	$347,631	100	$488,961	100

Royalty fees & franchise fees were lower in the current period due to the overall slow down in the real estate market, especially in home resales. Fewer offices and fewer sales have led to the decline. The slow down in the market has also affected the home warranty sales. Warranty fees were lower in the first nine months of the current year compared to the prior year due to fewer contracts written and a lower per contract average than in the prior year. There was no brokerage income thus far during the current fiscal year.

Direct Costs. Direct costs on total revenue in the current period are lower than the first three-quarters of last year due to no brokerage income and therefore no brokerage commissions. Additionally, warranty claims for the first nine months were lower than the same period last year.

Salaries and fringe benefits. Salaries and fringe benefits decreased from $154,437 for the nine months ended February 28, 2006 to $138,369 for the nine months ended February 28, 2007. This decrease is a result of one less employee in Michigan and a lower salary for a California employee during the current year, partially offset by increasing benefit costs over the prior year.

General and administrative. General and administrative costs are lower in the current fiscal period compared to prior year due to less marketing & promotion, professional fees and office expense.

Occupancy. Occupancy costs were comparable for the two periods.

Financial. Financial costs were higher for the nine months ended February 28, 2007 due to the accrued interest on the higher average outstanding amount due to shareholder.

Depreciation. Depreciation of fixed assets was lower during the nine months ended February 28, 2007 as many assets became fully depreciated.

Amortization. Amortization of intangibles was comparable for both periods.

Liquidity and capital resources. The Company has lines of credit with two banks with available credit of $95,000 and a term loan of $25,000. The capital requirements of the Company are for operating expenses and to service and the use of its lines of credit. The Company has recorded significant operating losses in the prior two years. These losses are primarily due to increased direct costs and operating expenses. The Company does not have any derivative instruments or hedging activities, therefore, the Company believes that SFAS No. 133 will have no material impact on the Company’s financial statements or notes thereto.

The Company has experienced recurring operating losses and has a working capital deficiency of $231,464 as of February 28, 2007. Management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders’ equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the Company. Furthermore, the Company continues its attempt to raise additional financing through private and public offerings.

Application of Critical Accounting Policies. The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for the Company includes revenue recognition, goodwill and accounting for income taxes.

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when it is realized or realizable and earned. Income from the sale of franchises is recognized over a 5-year period. Master franchise agreement fees are recognized over 10 years. Royalty income stemming from the gross commissions on the sales of real estate by the franchise offices is recognized at the date of receipt; this is due to the complexity of attempting to forecast the actual closing date of the properties. Warranty income is recognized over the term of the contract which is usually 12 months; anticipated obligations which represent incurred but not reported losses (IBNR) under these warranties have been recorded as reserve for warranty and are based on past loss experience. Real estate brokerage income is recognized at the close of escrow. Loan fees are recognized as income when the loan is closed and funded at the close of escrow. Revenue received or receivable, from the sale of franchises, master franchises and warranties, which is not recognized as income is recorded on the balance sheet as deferred revenue.

The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. In addition, the Company is required to record all deferred tax assets, including future tax benefits of capital losses carried forward, and to record a “valuation allowance” for any deferred tax assets where it is more likely than not that the asset will not be realized.

Item 3. Controls and Procedures

Based on the evaluation of the Company's disclosure controls and procedures by Andrew Cimerman, the Company's Chief Executive Officer and Marie M. May, the Company’s Chief Financial Officer, as of a date within 45 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

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

On March 22, 2007, both parties agreed to terminate the agreement with the payment of $27,500 from MIT Holding, Inc. to Homelife.

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

HOMELIFE, INC. Registrant

By:	/s/ Andrew Cimerman Chief Executive Officer, President, Director	Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Cimerman Chief Executive Officer, President, Director	Date: April 2, 2007