Form 10KSB
period 2007-05-31
HOMELIFE INC
filed 2007-09-11
CIK 1024048

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED MAY 31, 2007

Commission File Number #000-1024048
HOMELIFE, INC.
(Name of small business issuer as specified in its charter)

Nevada	33-0680443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1503 South Coast Drive, Suite 204 Costa Mesa, CA	92626
(Address of principal executive offices)	(Zip code)

(714) 241-3030
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
(None)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. ☒

Registrant’s revenues for its fiscal year ended May 31, 2007, were $497,471. As of May 31, 2007, Registrant had 12,371,886 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $212,638. This calculation is based upon the closing sales price of $0.07 per share on May 31, 2007.

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

The following documents are incorporated herein by reference: none.

i

ii

PART I

Item 1.  Description of Business

A. Business Development

1. Form and Year of Organization

HomeLife, Inc. (“HomeLife”) was incorporated in 1995 under the laws of the state of Nevada. The terms "HomeLife" or the "Company" shall refer to HomeLife, Inc. and all of its controlled subsidiary corporations. The Company provides a broad range of services to its franchisees, licensees and consumers in the real estate marketplace. HomeLife utilizes both its proprietary “SuperSystem” marketing system and business combinations and acquisitions to grow as a real estate services company.

2. Any bankruptcy, receivership or similar proceeding

Not Applicable.

3. Any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business

The Company’s growth was largely attributable to business combinations and acquisitions. The Company was initially incorporated in 1995 for the purpose of merging with Management Dynamics, Inc. a publicly owned New Jersey corporation. Upon completing this merger, in November 1995, HomeLife purchased 100% of the issued and outstanding shares and partnership interests respectively of HomeLife Realty Services, Inc. and HomeLife Realty U.S. Limited Partnership (California) in exchange for common and preferred shares of the Company. At the time of this acquisition, the Company assumed contracts of the purchased entities to provide franchise services, as the franchisor, to approximately 60 real estate franchise offices.

In August 1996, HomeLife Realty Services acquired 93.33% and 82.72% respectively of the outstanding stock of Michigan-based Red Carpet Keim and Guardian Home Warranty Company. With this acquisition, the Company acquired the franchise name “Red Carpet” for the state of Michigan, and began providing franchise services, as franchisor, to approximately 60 real estate offices of Red Carpet Keim. Guardian Home Warranty Company, a provider of home warranty coverage, changed its name to MaxAmerica Home Warranty Company in March 1999.

In November 1996, the Company incorporated FamilyLife Realty Services, Inc. in Michigan as a wholly owned subsidiary.

In January 1997, FamilyLife Realty Services, Inc. acquired the assets of Salt Lake City based franchisor,
S & S Acquisition Corp. This acquisition included: (a) the trademarks “Red Carpet” for all states other than Michigan, and “National Real Estate Services”; (b) the licensing agreements of Red Carpet Real Estate Services and National Real Estate Services, adding approximately 58 real estate franchise offices for which the Company provides franchisor services; and (c) real estate computer technology entitled House by Mouse and Virtual Assistant. House by Mouse is an Internet based software system which real estate professionals and consumers may utilize to identify residential real estate listings according to geographical and other profile data, obtained by the Company's real estate offices. Virtual Assistant is an Internet based system utilized by HomeLife's agents to create marketing brochures and other literature.

In August of 1997, the Company acquired the real estate operations and licensing agreements and trademarks of Network Real Estate, Inc., including its 12 Northern California real estate brokerage offices and its “high-end” luxury division of “International Estates,” a Network Real Estate, Inc. trade name.

In November 1997, HomeLife incorporated MaxAmerica Financial Services, Inc. MaxAmerica Financial Services, Inc. provides mortgage-financing services to the Company’s real estate customers. MaxAmerica Financial Services, Inc. acts as a mortgage brokerage while funding and processing the loans through Allstate Funding. MaxAmerica Financial Services, Inc. has an agreement with Allstate Funding to process and fund loans for MaxAmerica Financial Services, Inc. Allstate Funding is not affiliated with the Company.

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

In January 1999, the Company’s Builders Realty (Calgary) Ltd. subsidiary purchased the assets and business of HomeLife Higher Standards, a real estate brokerage firm in Calgary, Alberta, Canada.

In September 2001, the company sold certain assets of HomeLifeBuilders Realty (Calgary) Ltd., a wholly owned subsidiary, for $38,700.

As a consequence of the foregoing, the company presently operates through the following:

• Wholly-Owned Subsidiaries - active

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

• Majority-Owned Subsidiaries

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

Franchises are operated in Arizona, California, Florida, Illinois, Michigan, Nevada, South Carolina, Texas, and Wisconsin and comprise approximately 88 offices. The franchise relationship is governed by the franchise offering circular applicable to the state in which the franchisee operates and according to the terms and conditions of the “Participating Independent Broker Franchise Agreement”. The terms of the franchise agreements vary depending upon the market in which the franchisee operates. From time to time, HomeLife offers incentive or bonus plans to attract new franchise members. These programs may directly or indirectly decrease initial franchise fees of those franchisees entitled to such bonuses or incentives.

The Franchise Agreement also requires the payment of “Other Fees.” These fees include monthly franchise fees on a fixed fee or percentage of gross revenues basis, termed royalty fees and advertising contributions. Other fees also include transfer fees, training fees, interest on overdue accounts, fees related to accounting and bookkeeping system materials, and renewal fees. There are also fees that may be incurred under special circumstances such as indemnification responsibilities, insurance costs, costs of enforcing the franchise agreements and audit costs.

In addition to the above fees, the franchisee has certain obligations under the Franchise Agreement including but not limited to compliance with standards and policies set forth in operating manuals, territorial development and sales quotas, initial and on-going training and certain advertising and participation requirements. In exchange for the franchisee’s obligations and fees, HomeLife provides training programs, the use of its marketing system, its business system and plan, on-going education, advertising and general support to its franchisees.

HomeLife also operates its business through licensing of the HomeLife trademarks. According to the terms of the standard licensing agreement, licensees are obligated to pay a membership fee to HomeLife’s Red Carpet Real Estate Services in exchange for the right to use certain trademarks and service marks and to operate its business under the Red Carpet trade name to HomeLife, and HomeLife is obligated to provide these licensees with the right to use its proprietary trademarks and service marks.

c. Mortgage Financing

The company offers mortgage brokerage services through it’s subsidiary MaxAmerica Financial Services, Inc. Loan referrals are generated from the Company's real estate franchise offices, as well as through mortgage loan brokers. In this regard, MaxAmerica Financial Services, Inc. has established relationships with a number of loan funding sources to which it refers residential loan applicants. Prior to such referral, the Company qualifies prospective borrowers to assure compliance with existing loan underwriting criteria, selects the appropriate financing referral, and assists clients in preparing loan application packages.

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

The real estate franchise industry is large and composed of many other companies. Companies such as Century 21, Prudential, Caldwell Banker, ERA, and RE/Max, provide services similar to the services provided by HomeLife. Such competition may diminish the Company’s market share or its ability to gain entry into certain markets, and may consequently have a material adverse effect on the Company.

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

7.	Patents, Trademarks, Licenses and Franchises

The Company owns more than 40 copyrights on unique marketing concepts, which include printed materials for buying and selling property, point of sale and sales follow up techniques. The Company licenses exclusive rights from Jerome’s Magic World, Inc., to use its exclusively developed animated characters for its real estate service business for a period of eight years commencing October 30, 1995 and ending October 30, 2003 at a cost of $10,000 per year. The Company renewed the licensing agreement with the following costs: $1 for the years ending October 30, 2004 & 2005 and $5,000 for the years ending October 30, 2006, 2007 & 2008 The Company will then have the option of renewing the agreement at the fair market value. These characters include Jerome the Gnome, Crok ‘N Roll, The Waz, King D Lish and Rock Head.

The Company licenses the following trademarks from HomeLife Securities, Inc.: “Blueprint to Selling Your Home,” “Blueprint to Buying a Home,” “Family Life Realty Services,” “Family HomeLife Realty Services,” “Family HomeLife Realty Services” (words only), “Focus 20/20" (words and design), “Higher Standards” (words only), “HomeLife” (words only), “HOMELIFE” (words and design), “HomeLife Higher Standards” (words and design), “HomeLife Realty Services,” and “It’s What Everyone’s Looking For” (words only). These marks are licensed for a period of eight years at no cost to the company. The license commenced on October 30, 1995 and expires on October 30, 2003. The license was renewed for five additional years at no cost to the company.

HomeLife has developed its Community Marketing SuperSystem, a lead-generating, community-based marketing system that eliminates cold calling and door-knocking used by traditional realtors. The marketing system involves use of the fictional character “Jerome the Gnome” and an accompanying cash sweepstakes. Jerome is a child-friendly mascot, a "child magnet" who appeals to children. Real estate offices hire a person to wear a life size "Jerome the Gnome" costume to act as HomeLife’s goodwill ambassador at shopping malls, and community events, such as business openings, in parks and plazas to promote the HomeLife name. The Jerome the Gnome character and accompanying sweepstakes encourages clients to complete cards listing personal information and real estate needs. The sweepstakes is an annual, national sweepstakes offering a cash prize. Through Jerome the Gnome, the Company attracts families, helping them identify their real estate needs, spreading goodwill and promoting HomeLife as the "Family Values Company”. The system was developed over several years and test marketed successfully in 80 real estate offices in Southern California. Thousands of buyer and seller leads were generated for these affiliates, who in turn offer customers the opportunity to buy, sell, or re-finance their home or property.

8.	Need for Government Approval

The Company’s franchise operations are subject to various state laws and regulations concerning the disclosure obligations of franchisors and other aspects of the relationship between franchisor and franchisee. In addition, all personnel who provide real estate brokerage and/or mortgage services are generally required to be licensed by the states in which such services are performed. Otherwise, no government approval is required for any of the Company’s current operations.

9.   Effect of any Existing or Proposed Government Approval

As noted above the company is required to comply with state laws governing franchise operations, and the Company’s professional staff is required to be licensed by state real estate authorities. Otherwise, except for normal government regulation that any business encounters, the Company’s business is not affected by any government regulations.

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

12.   Employees

As of the date of this filing statement, HomeLife employs 4 full-time employees. The Company hires independent contractors on an “as needed” basis only. The Company has no collective bargaining agreements with its employees. The Company has approximately 88 franchise offices.

ITEM 2 - PROPERTIES

The company leases a 1,100 square foot office in Costa Mesa, California. The lease term expires in September 2007. The company leases, on a month to month basis, its other premise located in Troy, Michigan. Annual lease payments exclusive of property taxes and insurance for all locations through fiscal year 2008 are $6,768.

ITEM 3 - LEGAL PROCEEDINGS

The company is involved in a lawsuit with a company named HomeLife Communities for illegally using the HomeLife name. HomeLife Communities has agreed to change its name but has not yet done so. HomeLife Inc. is suing for royalties.

At the time of filing, there is no determinable outcome of the lawsuit. Legal fees have been paid by a majority shareholder of the company and have been properly reflected in the financial statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market Information

The Company's common stock is traded in the over-the-counter bulletin board under the symbol HMLF.

The following table sets forth the high and low bid prices for the Company's common stock for fiscal years 2006 and 2007 (ended May 31), by quarter. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:

2006	High	Low
Quarter ended August 31 November 30 February 28 May 31	$ 0.06 $ 0.13 $ 0.07 $ 0.06	$ 0.04 $ 0.05 $ 0.06 $ 0.06
2007
Quarter ended August 31 November 30 February 28 May 31	$ 0.10 $ 0.07 $ 0.06 $ 0.07	$ 0.06 $ 0.06 $ 0.06 $ 0.06

B.   Holders

As of May 31, 2007, there were 1,012 holders of the Company's Common Stock, as reported by the Company's transfer agent.

C.   Dividends

The Company has not paid any dividends on its Common stock. As of May 31, 2007 & 2006, the Company has dividends in arrears of $16,770 & $14,770, respectively on its Class AA Preferred Stock.

D.	Recent Sales of Unregistered Securities and Use of Proceeds

The Company has not sold any unregistered securities for the years ending May 31, 2007, 2006 and 2005.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of HomeLife’s financial condition and results of operations for the fiscal years ended May 31, 2007 and 2006. Detailed information is contained in the financial statements included with this document. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The following table sets forth, for the periods indicated, selected financial information for the Company.

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

Management believes that certain key factors that are necessary for growth rates are as follows:

• Acquiring national recognition by acquiring regional franchises;
• Targeting high achieving-high market share regional brokerage houses;
• Continually updating its marketing techniques; and
• Improving services available to its franchises.

Plan of Operation

HomeLife’s business plan is to acquire, as the franchisor or master franchisor, regional real estate brokerage companies throughout North America. The newly acquired companies will have the choice of retaining their regional identities, or changing their name to a HomeLife brand. This allows the companies to enjoy the benefits of its regional identity while at the same time securing the support of a publicly traded national real estate company. The Company intends to enter into the business by way of merger, acquisition, joint venture or strategic alliance. It also intends to provide a variety of ancillary real estate related products and services to the industry over the next five years. Expanding into ancillary services will allow the Company to use its franchise network to market other products and services to the existing customers. While the Company has currently implemented some of these plans, there is no assurance that the Company will complete all of these plans or that it will continue providing such services.

Results of Operations

The following table sets forth, for the years indicated, selected financial information for the Company:

	Year Ended May 31, 2007	Year Ended May 31, 2006
Statement of Operations Data Revenue Net Loss Net Loss per share	$ 497,471 $ (437,018) $ (.04)	$ 665,696 $ (178,065) $ (.01)
Balance Sheet Data Current Assets Total Property & Equipment, Net Total Assets Total Current Liabilities Accumulated Deficit Total Stockholders’ Equity (Deficit)	$ 60,270 $ 72 $ 161,342 $ 372,833 $ (5,364,061) $ (596,695)	$ 95,459 $ 2,008 $ 366,395 $ 334,520 $ (4,927,043) $ (159,677)

Fiscal Year Ended May 31, 2007 compared to Fiscal Year Ended May 31, 2006

Revenues. The Company generated gross sales of $497,471 for the fiscal year ended May 31, 2007 compared to gross sales of $665,696 for the fiscal year ended May 31, 2006. Revenue by business segment is shown below:

	For the year ended		For the year ended
	May 31, 2007		May 31, 2006

	Amount	%	Amount	%
Royalty fees	$364,287	73.2	$382,595	57.5
Franchise fees	12,500	2.5	99,500	14.9
Home warranty sales	76,330	15.4	102,727	15.4
Other	44,354	8.9	80,874	12.2
TOTAL	$497,471	100.0	$665,696	100.0

Overall revenue decreased 25% from fiscal year 2005 due to lower sales in all business segments.

Royalty fees decreased from $382,595 in fiscal year 2006 to $364,287 for fiscal year 2007. This 5% decrease relates to an overall slow down in the real estate market and lower sales by the franchise offices in the current year. The current year total number of franchise offices remained at 88 offices at the end of the fiscal year.

Franchise fees decreased $87,000 from $99,500 in the prior fiscal year to $12,500 in the current fiscal year. The decrease in franchise fees is a result of minimal franchises sold during the current year. There were no sales of master franchise agreements during the current or prior fiscal year.

Home warranty sales were $76,330 and $102,727 for the fiscal years ended May 31, 2007 and 2006, respectively. The decrease in warranty sales relates to the decrease in the number of warranty contracts sold in the current year which was 179 compared to 302 sold in the prior fiscal year. Sales of warranty contracts declined from the prior year consistent with the slow down in the Michigan real estate market.

Direct Costs. Direct costs for the year ended May 31, 2007 was $45,213 compared to $154,941 for the year ended May 31, 2006. Direct costs are lower in the current year due to lower revenue and lower commissioned sales.

Gross Profit Percentage. Due to the decrease in cost of sales during the current year, the gross profit percentage has increased to 91% from 77% in the prior year.

Salaries and fringe benefits. Salaries and fringe benefits decreased $20,294, from $207,938 for the fiscal year ended May 31, 2006 to $187,644 for the fiscal year ended May 31, 2007. The decrease in salaries expense relates to an employees in the Michigan office that left the company and was replaced later in the year.

General and administrative. General and administrative costs increased to $431,731 for the year ended May 31, 2007 from $287,522 for the year ended May 31, 2006. This 50% increase was primarily due to legal fees, office expense and business promotion expenses.

Occupancy costs. Occupancy costs are 4% higher in the current year due to the escalation clause in the California office..

Financial. Financial costs for the year ended May 31, 2007 was $48,611, an increase of $18,994 from the fiscal year ended May 31, 2006. This increase results mainly from bad debt write offs and the increase in the allowance for doubtful accounts in the current fiscal year.

Depreciation. Depreciation of fixed assets for the year ended May 31, 2007 was $1,936 compared to $62,450 for the year ended May 31, 2006. This decrease is a result of most of the fixed assets becoming fully depreciated in the current year.

Amortization. Amortization of intangibles was $41,985 for the fiscal year ended May 31, 2007 compared to $51,852 for the fiscal year ended May 31, 2006 due to some assets becoming fully amortized during the current fiscal year.

Impairment of Goodwill. During the current fiscal year, the company recognized a write down of Goodwill in the amount of $125,943.

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

The company has experienced recurring operating losses and has a working capital deficiency of $312,563 as of May 31, 2007. Management has initiated changes in operational procedures, reduced expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders’ equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the company. Furthermore, the company continues its attempt to raise additional financings through private and public offerings.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Andrew Cimerman, the Company's Chief Executive Officer and Marie M. May, the Company’s Chief Financial Officer, as of a date within 90 days of the filing date of this annual report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. It is the opinion of management that the internal controls currently in place are effective as of May 31, 2007.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the company are as follows:

Name Andrew Cimerman Terry A. Lyles, Ph.D. F. Bryson Farrill Charles Goodson Marie May	Age 59 48 79 52 40	Position President and Director Director Director Vice President Chief Financial Officer, Secretary and Director

Andrew Cimerman, 59, President and Director, has held the positions of Director and President since April 1996. For 7 years prior thereto, he was the founder and majority shareholder of HomeLife Securities, Inc. and its wholly owned subsidiary HomeLife Realty Services, Inc. Mr. Cimerman is the founder, President and majority shareholder of: Simcoe Fox Developments, Ltd., a private development company located in Toronto, Ontario, Canada; HomeLife Cimerman Real Estate Ltd., a Toronto based real estate company; Jerome’s Magic World, Inc., the owner of certain animated characters; and, majority shareholder and President of Realty World America, Inc. Mr. Cimerman owns HomeLife Realty Services Inc., a Canadian affiliate which operates a real estate franchise company in Canada. HomeLife Securities is a separate company from HomeLife, Inc. and HomeLife Securities licenses certain “HomeLife” trademarks and service marks to HomeLife, Inc. Mr. Cimerman brings over 30 years of real estate service experience to the company, and is a strong and committed leader focused on the growth and success of the company.

Terry A. Lyles, Ph.D, 48, Director joined the company as a director in August 1997. Dr. Lyles is a national and international speaker and trainer to professional athletes, Fortune 500 Companies, schools, universities and public audiences. Dr. Lyles’ program is to reach people around the world with the message of “balance and excellence.” For the past 16 years, Dr. Lyles has traveled across the United States and around the world conveying this profound message of “Life Accountability” and “A Better You.” Dr. Lyles has conducted a weekly radio program “A Better You” since May 1, 1994, which is currently heard by over 1 million people in 65 nations. Dr. Lyles holds a Ph.D degree in Psychology from Wayne State University in Detroit, Michigan.

F. Bryson Farrill, 79, Director joined the company as a director in February 1997. Mr. Farrill has been in the securities industry for the past 36 years. Mr. Farrill has held various senior positions, including that of President and Chairman of McLeod, Young, Weir International, an investment dealer in Toronto, Canada. He was also the Chairman of Scotia McLeod (USA) Inc. for eleven years. Mr. Farrill’s broad experience is not only utilized in the United States and Canada but has served to direct the expansion of McLeod, Young, Weir Ltd. into Europe and Asia through an extensive network of branch offices.

Charles Goodson, 52, Vice President & Director has been employed by the company, or its subsidiary companies since March 1992. Mr. Goodson had 16 years of commercial banking experience prior to joining HomeLife Realty Services. He is a licensed realtor. Mr. Goodson earned his B.S. degree in Business Administration from California State University, Northridge.

Marie M. May, 40, Chief Financial Officer, Secretary and Director has been with the company since July 2000. Ms. May has 18 years experience in finance & accounting mainly related to small emerging businesses. Prior to joining HomeLife Ms. May was Chief Financial Officer for Medical Data International, Inc, a provider of healthcare business information. Ms. May is a certified public accountant and received her B.S. degree in Accounting from Pepperdine University in 1989.

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

ITEM 10-EXECUTIVE COMPENSATION.

(a) Summary of Compensation

The following officer of the Company received or accrued the following annual cash salaries and other compensation:

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Options SARs	LTIP Payouts	All Other Compensation
Andrew Cimerman, President, Director	2007 2006 2005	$20,000 $20,000 $20,000	- - -	- - -	- - -	- - -	- - -	- - -
____________________________________

(b) Options/SAR Grants in the last fiscal year

None.

(c) Aggregate Options/SAR Grants

While the company has not enacted a formal stock option plan for its directors and senior executives, the company has granted certain directors and officers options to purchase common stock of the company. Board of Directors members, Mr. F. Bryson Farrill and Dr. Terry Lyles, were granted options to purchase 50,000 shares of common stock of the company each. The exercise price of the option is $3.00 per share. These options are fully vested and exercisable. Former employee, Gabrielle Jeans, has been granted an option to purchase 30,000 shares of common stock at the exercise price of $5.00 per share. Ms. Jeans’ options are also fully vested and exercisable. As of May 31, 2004, all of the above mentioned stock options had expired without being exercised.

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

______________

1.
Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such op-tions or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

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

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

B. Certain Relationships and Related Transactions

Mr. Cimerman is President and majority shareholder of HomeLife Cimerman Real Estate Ltd. HomeLife Cimerman Real Estate Ltd.’s business activities consist of real estate sales in Toronto, Canada. The activities of HomeLife Cimerman Real Estate Ltd. are managed by the on-site management. These activities do not demand a large portion of Mr. Cimerman’s time and effort. Any corporate opportunities that would be available to both the Company and to HomeLife Cimerman Real Estate Ltd. is presented to HomeLife’s Board of Directors for consideration and for approval by a disinterested majority of the Board of Directors.

The President and majority shareholder of the Company, Andrew Cimerman is the sole shareholder and President of Realty World America, Inc. Realty World America, Inc. is a real estate services company providing services to franchises. Any transactions undertaken by Mr. Cimerman on behalf of Realty World America, Inc. which may constitute a corporate opportunity are first presented to the company’s board of directors for approval by a disinterested majority.

Mr. Cimerman is also the sole shareholder of Jerome’s Magic World, Inc., the owner of certain characters licensed to the company. The license of these characters to the Company is for an eight year term expiring in October 2003, at $10,000 per year to the Company. The license was renewed for five additional years at $1 per year for the first two years and $5,000 per year for the remaining three years. Mr. Cimerman is sole shareholder and President of HomeLife Securities, Inc. HomeLife Securities, Inc. licenses certain “HomeLife” trademarks and service marks to the Company. The term of the licensing agreement is eight years commencing October 1995 at no cost to the Company. Thereafter, the license was renewed for additional five years at no cost to the Company.

Mr. Cimerman is President and majority shareholder of Simcoe Fox Developments. Simcoe Fox Developments’ business activities consist of holding real estate investment property. The activities of Simcoe Fox Developments does not demand a large portion of Mr. Cimerman’s time and effort, and any corporate opportunities that would be available to both the company and to Simcoe Fox Developments is presented to HomeLife’s Board of Directors for consideration and for approval by a disinterested majority of the Board of Directors.

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

___________________________
*Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on November 2, 1999.

ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table sets forth the aggregate fees billed to HomeLife for the years ended May 31, 2007 and May 31, 2006 by Rotenberg & Co., LLP:

	Year Ended May 31,

	2007	2006

AAudit Fees	$12,000	$11,000
AAudit-Related Fees	$—	$—
TTax Fees	$—	$—
AAll Other Fees	$7,500	$6,000

 Audit-related fees billed during the fiscal years ended May 31, 2007 and 2006 were for services related to consents and assistance with and review of documents filed with the Securities and Exchange Commission. All income tax preparation for the Company has been done in house.

The Audit Committee has not adopted any polices or procedures for the pre-approval of non-audit services. The Audit Committee has considered the role of Rotenberg & Co., LLP in providing audit, audit-related, and other services to HomeLife and has concluded that such services are compatible with Rotenberg & Co., LLP’s role as HomeLife’s independent auditors for the years ended May 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELIFE, INC.
Registrant

By:	/s/ Andrew Cimerman	Date:	September 7, 2007
Chief Executive Officer, President, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Cimerman	Date:	September 7, 2007
Chief Executive Officer, President, Director

FORM OF CERTIFICATION
PURSUANT TO RULE 13A-14 AND 15D-14
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
CERTIFICATIONS

I, Andrew Cimerman, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of HomeLife, Inc.;

2. based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days of the filing date of this Annual Report (the “Evaluation Date”); and

(c)  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 7, 2007	/s/ Andrew Cimerman
Name: Andrew Cimerman
Title: President and Chief Executive Officer

FORM OF CERTIFICATION
PURSUANT TO RULE 13A-14 AND 15D-14
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
CERTIFICATIONS

I, Marie M. May, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of HomeLife, Inc.;

2. based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days of the filing date of this Annual
Report (the “Evaluation Date”); and

(c)  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 7, 2007	s/ Marie M. May
Name: Marie M. May
Title: Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of HomeLife Inc.'s (the "Company")
Annual Report on Form 10-KSB for the period ending May 31, 2007 with the
Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Cimerman, the President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Andrew Cimerman
-----------------------------------
Andrew Cimerman
President and
Chief Executive Officer

Date: September 7, 2007

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of HomeLife Inc.'s (the "Company") Annual Report on Form 10-KSB for the period ending May 31, 2007, with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marie M. May, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s / Marie M. May
--------------------------
Marie M. May
Chief Financial Officer

Date: September 7, 2007

HOMELIFE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AT MAY 31, 2007 AND 2006

HOMELIFE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AT MAY 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
HomeLife, Inc. and Subsidiaries
(A Nevada Corporation)
Fountain Valley, California

We have audited the accompanying consolidated balance sheets of HomeLife, Inc. and Subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended May 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming HomeLife, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., llp

Rotenberg & Co., llp
Rochester, New York
September 7, 2007

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
At May 31, 2007 and 2006

	2007	2006

ASSETS

CURRENT ASSETS

Cash	$21,436	$53,376
Marketable securities, at fair value	900	900
Accounts receivable, net (note 4)	22,409	10,036
Prepaid expenses and deposits	15,525	31,147

Total Current Assets	60,270	95,459

PROPERTY AND EQUIPMENT, NET (note 5)	72	2,008

GOODWILL, NET (note 6)	100,000	225,943

OTHER ASSETS, NET (note7)	1,000	42,985

Total Assets	$161,342	$366,395

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
At May 31, 2007 and 2006

	2007	2006

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Bank indebtedness (note 8)	$92,813	$81,397
Accounts payable	219,212	165,890
Reserve for warranty	37,501	46,953
Deferred revenue	23,307	40,280

Total Current Liabilities	372,833	334,520

DUE TO STOCKHOLDER	364,361	170,709

MINORITY INTEREST	20,843	20,843

Total Liabilities	758,037	526,072

STOCKHOLDERS’ EQUITY (DEFICIT)

CAPITAL STOCK (note 9)	1,037,372	1,037,372

ADDITIONAL PAID IN CAPITAL (note 9)	3,731,741	3,731,741

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)	(1,747)	(1,747)

ACCUMULATED DEFICIT	(5,364,061)	(4,927,043)

Total Stockholders’ Deficit	(596,695)	(159,677)

Total Liabilities and Stockholders’ Equity (Deficit)	$161,342	$366,395

The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended May 31, 2007 and 2006

	2007	2006

REVENUE

Royalty and franchise fees	$376,787	$482,095
Warranty fees	76,330	102,727

Total Revenue	453,117	584,822

DIRECT COSTS	45,213	154,941

	407,904	429,881

EXPENSES

Salaries and fringe benefits	187,644	207,938
General and administrative	431,731	287,522
Occupancy	51,426	49,441
Financial	48,611	29,617
Depreciation	1,936	62,450
Amortization	41,985	51,852
Impairment of Goodwill	125,943	-

Total Expenses	889,276	688,820

NET LOSS FROM OPERATIONS	$(481,372)	$(258,939)

Other Income	44,354	80,874

NET LOSS	$(437,018)	$(178,065)

BASIC AND FULLY DILUTED LOSS
PER COMMON SHARE	$(0.04)	$(0.01)

WEIGHTED-AVERAGE NUMBER
OF COMMON SHARES	12,371,886	12,371,886

The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended May 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(437,018)	$(178,065)
Adjustments to reconcile net loss to net
cash from operating activities
Amortization	41,985	51,852
Depreciation	1,936	62,450
Gain on Disposal of Assets	-	(6,462)
Impairment of Goodwill	125,943	-
Changes in assets and liabilities
Accounts receivable	(12,373)	4,310
Prepaid expenses and deposits	15,622	3,888
Accounts payable	53,322	5,186
Reserve for warranty	(9,452)	(5,000)
Deferred revenue	(16,973)	(2,365)
Due to stockholder	193,652	41,725

Net Cash Flows from Operating Activities	(43,356)	(22,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) on bank indebtedness, net	11,416	497

NET CHANGE IN CASH	(31,940)	(21,984)
Cash, beginning of year	53,376	75,360

CASH, END OF YEAR	$21,436	$53,376

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$5,834	$5,143

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended May 31, 2007 and 2006

	Common Stock		Class A Preferred Stock - 8%		Stock - 6%		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income

BALANCE, MAY 31, 2005	12,371,886	$12,372	10,000	$1,000,000	50	$25,000	$3,731,741	$(4,748,978)	$(1,747)

Net loss	—	—	—	—	—	—	—	(178,065)	—

BALANCE, MAY 31, 2006	12,371,886	$12,372	10,000	$1,000,000	50	$25,000	$3,731,741	$(4,927,043)	$(1,747)

Net loss	—	—	—	—	—	—	—	(437,018)	—

BALANCE, MAY 31, 2007	12,371,886	$12,372	10,000	$1,000,000	50	$25,000	$3,731,741	$(5,364,061)	$(1,747)

The accompanying notes are an integral part of these consolidated financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2007 and 2006

1.	MANAGEMENT’S PLANS AND FUTURE OPERATIONS

At May 31, 2007, adverse principal conditions and events are prevalent that require necessary action by management to enable the company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, negative cash flow from operations and adverse key financial ratios. Management’s plans to mitigate these adverse conditions and events include:

a)
During recent prior fiscal years, the company settled certain lawsuits regarding the former Calgary operations and the current Michigan operations which will further reduce legal fees and management involvement

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

2.  BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

  These consolidated financial statements consolidate, using the purchase method, the accounts of the company and its subsidiaries listed below:

  a)  Wholly-owned subsidiaries

HomeLife Realty Services, Inc., FamilyLife Realty Services, Inc., MaxAmerica Financial Services, Inc., Red Carpet Broker Network, Inc., National Sellers Network, Inc., HomeLife Builders Realty (Calgary) Ltd. (certain of this subsidiary’s assets were sold on August 31, 2001.), Aspen Benson & May LLC, HomeLife California Realty, Inc., HomeLife California Properties, Inc. (formerly known as HomeLife Properties Inc.), and Real Estate School of Southern California.

  b)  Majority-owned subsidiaries

The Keim Group Ltd. (“Keim”) and MaxAmerica Home Warranty Company (“MaxAmerica”) - 93.33% and 82.72% respectively.

On consolidation, all material intercompany accounts have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the subsidiary companies and these consolidated financial statements include the financial results of the subsidiaries for the years ended May 31, 2007 and 2006.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2007 and 2006

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

ii)	Significant Group Concentrations of Credit Risk

The company’s accounts receivable are primarily from franchisees in the real estate brokerage industry.

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

iv)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated net of allowance for doubtful accounts. The company estimates the allowance based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $35,000 and $10,575 at May 31, 2007 and 2006, respectively.

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
May 31, 2007 and 2006

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

vii)	Long-term Financial Instruments

The fair value of each of the company’s long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the company’s current borrowing rate for similar instruments of comparable maturity would be.

viii)	Depreciation of Property and Equipment

Depreciation of property and equipment is provided using the straight-line method as follows:

Furniture and fixtures	7 years
Computer equipment and software	7 years
Leasehold improvements	7 years
Automobile	4 years

ix)    Goodwill

        During fiscal year 2002, the company adopted the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company began applying the new accounting rules effective June 1, 2001. Consequently the company has changed its accounting policy of amortizing goodwill over 40 years to the amortization provisions of SFAS No. 142.

x)     Amortization of Other Assets

    Amortization of other assets is on a straight-line basis over their estimated useful lives as follows:

                Trademarks and franchise rights    10 years

xi)    Impairment of Long-Term Assets

    In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the company’s policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of May 31, 2007, management expects its long-lived assets to be fully recoverable.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2007 and 2006

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

xii)	Due to Stockholder

Certain disbursements of the company have been paid by a major stockholder, and accordingly, a liability to the stockholder has been recorded. Also included in the account is the deferred portion of the President's salary, a major stockholder. The balance at May 31, 2007 and 2006 was $364,361 and $170,709, respectively. The amount due has an unstated interest rate and contains no formal repayment terms. Accordingly, the company has imputed interest at the prime rate plus 1% (9.25% and 9.00% at May 31, 2007 and 2006, respectively). Imputed interest expense for the years ended May 31, 2007 and 2006 was $17,919 and $11,725, respectively.

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
May 31, 2007 and 2006

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

xv)	Stock-Based Compensation

In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for consolidated financial statements for fiscal years beginning after December 15, 1995. The company has adopted the disclosure provisions of SFAS No. 123 for employee stock based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the measurement date over the amount an employee must pay to acquire the stock. See note 10 (f) for a summary of the pro-forma EPS determined as if the company had applied SFAS No. 123.

The company’s stock option plan prior to 1997 vested immediately. Therefore there were no expense amounts to be reflected in the current consolidated financial statements.

The company has used the fair value approach for stock option plan granted to non-employees according to EITF 96-18. There were no stock options granted to non-employees during the years ended May 31, 2007 and 2006.

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

Homelife Builders Realty (Calgary) Ltd., a wholly-owned subsidiary, maintains its books and records in Canadian dollars. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expenses accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into U.S. dollars at the rates on the respective dates or at any other certain rates. Adjustments resulting from the translation are included in accumulated other comprehensive income in stockholders’ equity.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2007 and 2006

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

4.  ACCOUNTS RECEIVABLE
	2007	2006

Accounts receivable	$57,409	$20,611
Less: Allowance for doubtful accounts	35,000	10,575

Accounts receivable, net	$22,409	$10,036

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2007 and 2006

5. PROPERTY AND EQUIPMENT
	2007	2006

Furniture and fixtures	$230,759	$230,759
Computer equipment and software	599,038	599,038
Leasehold improvements	13,734	13,734
Automobile	19,865	19,865

Cost	863,396	863,396

Less: Accumulated depreciation

Furniture and fixtures	230,759	230,689
Computer equipment and software	598,966	597,100
Leasehold improvements	13,734	13,734
Automobile	19,865	19,865

	863,324	861,388

Net book value	$72	$2,008

Depreciation expense for the years ended May 31, 2007 and 2006 was $1,864 and $62,450, respectively.

6. GOODWILL

	2007	2006

Carrying value at beginning of year	$225,943	$225,943
Less: Impairment loss	125,943	-

Carrying value at end of year	$100,000	$225,943

The goodwill balance represents goodwill associated with the real estate franchise segment.

No impairment losses were recorded during the years ended May 31, 2007 and May 31, 2006.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2007 and 2006

6. GOODWILL (cont’d)

During fiscal year ended May 31, 2002, the company adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This statement requires the Company to evaluate the carrying value of goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in writedowns that could adversely affect the Company’s earnings.

In accordance with the requirements of SFAS No. 142, the company has not amortized goodwill for the years ended May 31, 2007 and 2006.

7. OTHER ASSETS
	2007	2006

Trademarks and franchise rights	$200,000	$200,000
Franchise software	502,846	502,846

Cost	702,846	702,846

Less: Accumulated amortization

Trademarks and franchise rights	200,000	200,000
Franchise software	501,846	459,761

	701,846	659,761

Net book value	$1,000	$42,985

Amortization expense for each of the years ended May 31, 2007 and 2006 was $41,985 and $51,852, respectively.

The estimated annual amortization expense succeeding May 31, 2007 are as follows:

2008		1,000

		$1,000

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2007 and 2006

8.         BANK INDEBTEDNESS

At May 31, 2007 and 2006, the company had two available lines of credit under bank loan agreements. The two credit lines total $95,000 of available credit, with a combined outstanding balance of $92,813 and $81,397, respectively. The unsecured operating credit lines bear interest at variable rate ranging from prime plus 2½% to prime plus 6½% (prime rate was 8.25% and 8.00% at May 31, 2007 and 2006, respectively). These lines were held by the corporate office in California.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2007 and 2006

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

100,000,000 Common shares of $0.001 par value

Issued
	2007	2006

10,000 Class A Preferred shares	$1,000,000	$1,000,000
50 Class AA Preferred shares	25,000	25,000
12,371,886 Common shares	12,372	12,372

	$1,037,372	$1,037,372

b)  Shares issued since June 1, 2002 were as follows:

i) Common shares

In March 2004, the company issued 6,263,300 shares of common stock to an existing stockholder in exchange for services rendered and company expenses personally paid by the stockholder, valued at $250,532.

No shares of common stock were issued during the fiscal year ended May 31, 2007.

c)  Preferred Stock Dividends

At May 31, 2007 and 2006, the company had $16,770 and $14,770, respectively, of preferred  stock dividends in arrears on its outstanding shares of Class AA Preferred Stock.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2007 and 2006

9. CAPITAL STOCK (cont’d)

d.)	Warrant

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

e)        Stock options

On September 18, 1998 the board of directors of the company adopted a stock option plan (the “plan”) for its directors, employees, and consultants. The authorized number of shares of common stock of the company which may be granted under the plan is one million shares

At May 31, 2004, there were no outstanding options under the stock option plan. All options that were outstanding as of May 31, 2003 expired during the fiscal year ended May 31, 2004, without being exercised.

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

30,000 Common shares at $5 per share, granted in September, 1998, vested and exercisable for 5 years

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2007 and 2006

9. CAPITAL STOCK (cont’d)

e)	Stock options (cont’d)

Pro-forma information regarding net income and earnings per share is required by SFAS No. 123 (as amended by SFAS No. 148), Accounting for Stock Based Compensation, and has been determined as if the company had accounted for its employee stock options based on fair values at the grant date for options granted. The company’s pro-forma information for the years ended May 31, 2007 and 2006 would have been as follows:
	2007	2007	2006	2006

	As Reported	Pro-Forma	As Reported	Pro-Forma

Net loss	$(437,018)	$(437,018)	$(181,965)	$(181,965)
Basic and fully diluted loss
per Common share	$(0.04)	$(0.04)	$(0.01)	$(0.01)

f)	Earnings per share

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

10. INCOME TAXES
	2007	2006

a) Current	$—	$—
Deferred	—	—

	$—	$—

b) The components of deferred income taxes are comprised as follows:

Losses carried-forward	$1,577,200	$1,452,800
Valuation allowance	(1,577,200)	(1,452,800)

$ —		$—
c) At May 31, 2007, the company had operating losses available for carry-forward of approximately $3,293,000. These losses expire after May 31, 2024.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2007 and 2006

11.	COMMITMENTS AND CONTINGENCIES

The company is involved in a lawsuit with a company named HomeLife Communities for illegally using the HomeLife name. HomeLife Communities has agreed to change its name but has not yet done so. HomeLife Inc. is suing for royalties.

At the time of filing, there is no determinable outcome of the lawsuit. Legal fees have been paid by a majority shareholder of the company and have been properly reflected in the financial statements.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2007 and 2006

12. SEGMENTED INFORMATION

Segmented information has been provided for the company on the basis of different services.

	2007	2006

a) Revenue by industry

Real estate franchise	$376,787	$482,095
Home warranty	76,330	102,727
Other income	44,354	80,874

Total	$497,471	$665,696

b) Net income (loss) by industry

Real estate franchise	$(451,342)	$(215,493)
Home warranty	14,324	37,428
Other	-	-

Total	$(437,018)	$(178,065)

c) Identifiable assets by industry

Real estate franchise	$43,626	$234,419
Mortgage financing	77,225	77,225
Home warranty	27,833	42,093
Other	12,658	12,658

Total	$161,342	$366,395

d) Amortization by industry

Real estate franchise	$41,985	$51,852

Total	$41,985	$51,852

e) Depreciation by industry

Real estate franchise	$1,864	$62,414
Home warranty	72	36

Total	$1,936	$62,450

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2007 and 2006

12. SEGMENTED INFORMATION (cont’d)

	2007	2006

f) Interest by industry

Real estate franchise	$23,753	$16,868

Total	$23,753	$16,868

13. COMMITMENTS

The company has operating leases for premises which extend through May 31, 2008. Future minimum rental payments as of May 31, 2007 under the operating lease agreements are as follows:

2008	$6,768

$6,768

Rent expense for the years ended May 31, 2007 and 2006 was $51,426 and $49,441, respectively.

HOMELIFE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 2007 and 2006

14. RELATED PARTY TRANSACTIONS
	2007	2006

Licensing expense accrued or paid to a company controlled
by the President	$1	$1
President's salary expense accrued	$20,000	$20,000

During the fiscal year ended May 31, 2004, the company entered into a new Licensing Agreement with a company controlled by the President. The agreement is for a five-year term, effective November 1, 2003, with annual licensing fees due of $1 for the first two years, increasing to $5,000 for the final three years of the agreement.