Form 10QSB
period 2007-08-31
HOMELIFE INC
filed 2007-10-22
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

HOMELIFE, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	33-0680443
----------------------------	------------------------------------
(State or other jurisdiction of	(I.R.S. Employee
incorporation or organization)	Identification No.)

1503 South Coast Drive, Suite 204, Costa Mesa, CA	92626
----------------------------------------------------------------	---------------
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐   No ☒

The issuer had 12,371,886 common shares outstanding as of August 31, 2007

Transitional Small Business Disclosure Format (check one):

Yes ☐   No ☒

HOMELIFE, INC.

INDEX

PAGE NO.
------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	1.

Consolidated Balance Sheet at August 31, 2007 (Unaudited)	1.

Consolidated Statements of Operations for the three months ended
August 31, 2007 and 2006 (Unaudited)	3.

Consolidated Statements of Cash Flows for the three months ended
August 31, 2007 and 2006 (Unaudited)	4.

Notes to Consolidated Financial Statements	5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.	6.

Item 3. Controls and Procedures.	8.

PART II - OTHER INFORMATION	8.

Item 1. Legal Proceedings.	8.

Item 2. Changes in Securities and Use of Proceeds.	8.

Item 3. Defaults Upon Senior Securities.	8.

Item 4. Submission of Matters to a Vote of Security Holders.	9.

Item 5. Other Information.	9.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits	9.
(b) Reports on Form 8-K	9.

Signatures.	10

PART I - FINANCIAL INFORMATION

HOMELIFE, INC.
Consolidated Balance Sheet
At August 31, 2007
(unaudited)

ASSETS
Current Assets
Cash	$5,922
Marketable securities, at fair value	900
Accounts receivable, net	23,089
Prepaid expenses and deposits	15,525
Total Current Assets	45,436

Property and Equipment, net	72

Goodwill	100,000

Total Assets	$145,508

HOMELIFE, INC.
Consolidated Balance Sheet (Continued)
At August 31, 2007
(unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Bank indebtedness	$96,501
Accounts payable	230,287
Reserve for warranty	33,578
Deferred revenue	19,606
Total Current Liabilities	379,972

Other Liabilities

Due to Stockholder	441,606

Total Liabilities	821,578

Minority Interest	20,843

Stockholders’ Deficit

Capital Stock	1,037,372

Additional Paid in Capital	3,731,741

Accumulated Other Comprehensive Loss	(1,747)

Accumulated Deficit	(5,464,279)

Total Stockholders’ Deficit	(696,913)

Total Liabilities and Stockholders’ Deficit	$145,508

HOMELIFE, INC.
Consolidated Statements of Operations
Three months ended August 31, 2007 and 2006
(unaudited)
	2007	2006
REVENUE

Royalty and franchise fees	$93,300	$91,585
Warranty fees	13,361	23,066
Other income	8,464	3,269

Total Revenue	115,125	117,920

DIRECT COSTS	4,475	9,155

GROSS PROFIT	110,650	108,765

EXPENSES

Salaries and fringe benefits	51,360	42,866
General and administrative	135,112	55,690
Occupancy	11,919	12,244
Financial	11,477	5,188
Depreciation	-	1,865
Amortization	1,000	12,963

Total Expenses	210,868	130,816

NET LOSS	(100,218)	(22,051)

BASIC AND FULLY DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES	12,371,886	12,371,886

HOMELIFE, INC.
Consolidated Statements of Cash Flows
Three months ended August 31, 2007 and 2006
(unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,218)	$(22,051)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	-	1,865
Amortization	1,000	12,963
Changes in assets and liabilities
Accounts receivable	(680)	(5,086)
Accounts payable	11,075	22,098
Reserve for warranty	(3,923)	(2,063)
Deferred revenue	(3,701)	(4,380)

Net Cash Flows from Operating Activities	(96,447)	3,346

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from lines of credit, net	4,452	12,853
Due to stockholder	77,245	8,886
Repayments on note payable	(764)	(1,164)
Net Cash Flows from Financing Activities	80,933	20,575

NET CHANGE IN CASH	(15,514)	23,921
Cash, beginning of period	21,436	53,376

CASH, END OF PERIOD	$5,922	$77,297

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$2,250	$1,174

Income taxes paid	$-	$-

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  MANAGEMENT’S PLAN AND FUTURE OPERATIONS

At August 31, 2007, adverse principal conditions and events are prevalent that require necessary action by management to enable the Company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, and adverse key financial ratios. Management’s plans to mitigate these adverse conditions and events include:

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

Note 3. COMMITMENTS AND CONTINGENCIES

The Company is currently a plaintiff in a lawsuit. Legal fees have been paid by a majority shareholder of the company and have been properly reflected in the financial statements.

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

Three Months Ended August 31, 2007 (unaudited) compared to the Three Months Ended August 31, 2006 (unaudited).

Revenues. The Company generated gross sales of $115,125 for the quarter ended August 31, 2007 compared to gross sales of $117,920 for the quarter ended August 31, 2006. Revenue by business segment is shown below:

	August 31, 2007		August 31, 2006
	Amount	%	Amount	%
Royalty & franchise fees	$93,300	81	$91,585	78
Home warranty sales	13,361	12	23,066	20
Other	8,464	7	3,269	2
TOTAL	$115,125	100	$117,920	100

Royalty fees & franchise fees were slightly higher in the current quarter compared to the same period in the prior year. Home warranty fees were lower in the current quarter compared to the prior year due to fewer contracts written and a lower per contract average than in the prior year.

Direct Costs. Direct costs on total revenue in the current quarter are lower than the first quarter last year due to lower warranty fees and related warranty claims in the current quarter.

Salaries and fringe benefits. Salaries and fringe benefits increased from $42,866 for the three months ended August 31, 2006 to $51,360 for the three months ended August 31, 2007. This increase is a result of one replaced employee in Michigan during the current year.

General and administrative. General and administrative costs are higher in the first quarter compared to prior year due to legal fees related to the existing lawsuit as well as higher marketing & promotion and office expense.

Occupancy. Occupancy costs were comparable for the similar periods.

Financial. Financial costs were higher for the quarter ended August 31, 2007 due to the accrued interest on the higher average outstanding amount due to shareholder.

Depreciation. There was no depreciation of fixed assets during the current quarter ended August 31, 2007 as the assets became fully depreciated in the prior year.

Amortization. Amortization of intangibles was lower in the first quarter as the intangibles have become fully amortized.

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

The Company has experienced recurring operating losses and has a working capital deficiency of $334,536 as of August 31, 2007. Management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders’ equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the Company. Furthermore, the Company continues its attempt to raise additional financing through private and public offerings.

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

HOMELIFE, INC.
Registrant

By:	/s/ Andrew Cimerman	Date:	October 18, 2007
Chief Executive Officer, President, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Cimerman	Date:	October 18, 2007
Chief Executive Officer, President, Director