Form 10QSB
period 2007-11-30
HOMELIFE INC
filed 2008-01-22
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

HOMELIFE, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	33-0680443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1503 South Coast Drive, Suite 204, Costa Mesa, CA	92626
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐  No ☒

The issuer had 12,371,886 common shares outstanding as of November 30, 2007

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

HOMELIFE, INC.

PART I - FINANCIAL INFORMATION

HOMELIFE, INC.
Consolidated Balance Sheet
At November 30, 2007
(unaudited)

ASSETS
Current Assets
Cash	$13,395
Marketable securities, at fair value	900
Accounts receivable, net	12,352
Prepaid expenses and deposits	15,525
Total Current Assets	42,172

Property and Equipment, net	72

Other Assets
Goodwill	100,000

Total Assets	$142,244

HOMELIFE, INC.
Consolidated Balance Sheet (Continued)
At November 30, 2007
(unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Bank indebtedness	$95,759
Accounts payable	231,855
Reserve for warranty	31,838
Deferred revenue	21,943
Total Current Liabilities	381,395

Other Liabilities

Due to Stockholder	669,087

Total Liabilities	1,050,482

Minority Interest	20,843

Stockholders’ Deficit

Capital Stock (Note 4)	1,037,372

Additional Paid in Capital	3,731,741

Accumulated Other Comprehensive Loss	(1,747)

Accumulated Deficit	(5,696,447)

Total Stockholders’ Deficit	(929,081)

Total Liabilities and Stockholders’ Deficit	$142,244

HOMELIFE, INC.
Consolidated Statements of Operations
Three months ended November 30, 2007 and 2006
(unaudited)

	2007	2006
REVENUE

Royalty and franchise fees	$79,172	$84,946
Warranty fees	11,368	19,784
Other income	6,259	5,466
Total Revenue	96,799	110,196

DIRECT COSTS	8,025	11,399

GROSS PROFIT	88,774	98,797

EXPENSES

Salaries and fringe benefits	41,433	49,255
General and administrative	256,976	74,258
Occupancy	7,485	13,326
Financial	14,397	5,730
Amortization	-	12,963

Total Expenses	320,291	155,532

NET LOSS	(231,517)	(56,735)

BASIC AND FULLY DILUTED LOSS	$(0.02)	$(0.00)
PER COMMON SHARE

WEIGHTED-AVERAGE NUMBER OF	12,371,886	12,371,886
COMMON SHARES

HOMELIFE, INC.
Consolidated Statements of Operations
Six months ended November 30, 2007 and 2006
(unaudited)

	2007	2006
REVENUE

Royalty and franchise fees	$172,472	$176,531
Warranty fees	24,729	42,850
Other income	14,723	8,735
Total Revenue	211,924	228,116

DIRECT COSTS	12,500	20,554

GROSS PROFIT	199,424	207,562

EXPENSES

Salaries and fringe benefits	92,793	92,121
General and administrative	392,088	129,949
Occupancy	19,404	25,570
Financial	25,874	10,918
Depreciation	-	1,865
Amortization	1,000	25,925

Total Expenses	531,159	286,348

NET LOSS	(331,735)	(78,786)

BASIC AND FULLY DILUTED LOSS	$(0.03)	$(0.01)
PER COMMON SHARE

WEIGHTED-AVERAGE NUMBER OF	12,371,886	12,371,886
COMMON SHARES

HOMELIFE, INC.
Consolidated Statements of Cash Flows
Six months ended November 30, 2007 and 2006
(unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(331,735)	$(78,786)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	-	1,865
Amortization	1,000	25,926
Changes in assets and liabilities
Accounts receivable	10,057	(11,831)
Prepaid expenses and deposits	-	501
Accounts payable	11,992	23,056
Reserve for warranty	(5,663)	(5,928)
Deferred revenue	(1,364)	(5,693)

Net Cash Flows from Operating Activities	(315,713)	(50,890)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from lines of credit, net	6,907	18,700
Due to stockholder	304,726	42,906
Repayments on note payable	(3,961)	(6,006)

Net Cash Flows from Financing Activities	307,672	55,600

NET CHANGE IN CASH	(8,041)	4,710
Cash, beginning of period	21,436	53,376

CASH, END OF PERIOD	$13,395	$58,086

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$3,731	$2,803

Income taxes paid	$-	$-

HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   MANAGEMENT’S PLAN AND FUTURE OPERATIONS

At November 30, 2007, adverse principal conditions and events are prevalent that require necessary action by management to enable the Company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, and adverse key financial ratios. Management’s plans to mitigate these adverse conditions and events include:

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

Note 4. CAPITAL STOCK

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

100,000,000 Common shares of $0.001 par value

Issued
	2008	2007
10,000 Class A Preferred shares	$1,000,000	$1,000,000
50 Class AA Preferred shares	25,000	25,000
12,371,886 Common shares	12,372	12,372

	$1,037,372	$1,037,372

Note 5. SUBSEQUENT EVENT

On January 08, 2008 the Company entered into an Agreement and Plan of Merger with Agdas Financial Holdings and Moneylogix, Inc.. This agreement provides the following:  (1) Moneylogix’s shareholders will exchange all of the issued and outstanding stock of Moneylogix in exchange for the transfer of 80,000,000 new issued shares of the common stock , par value $0.01 per share, that will constitute 98.70% of the issued and outstanding capital stock of the company (2) $250,000 payment to the Company to pay present liabilities; (3) Andrew Cimerman will receive 490,310 shares of the Company common stock after a 22 to 1 reverse stock split; Mr. Cimerman will transfer 458,000 of these restricted shares to the shareholders of the company. As part of the deal, 10,000 Class A Preferred Shares will be cancelled.

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

Three Months Ended November 30, 2007 (unaudited) compared to the Three Months Ended November 30, 2006 (unaudited).

Revenues. The Company generated gross sales of $96,799 for the quarter ended November 30, 2007 compared to gross sales of $110,196 for the quarter ended November 30, 2006. Revenue by business segment is shown below:

	November 30, 2007		November 30, 2006
	Amount	%	Amount	%
Royalty & franchise fees	$79,172	82	$84,946	77
Home warranty sales	11,368	12	19,784	18
Other	6,259	6	5,466	5
TOTAL	$96,799	100	$110,196	100

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

Direct Costs. Direct costs on total revenue in the current quarter are lower than the second quarter last year due to lower warranty claims during the period.

Salaries and fringe benefits. Salaries and fringe benefits decreased from $49,255 for the three months ended November 30, 2006 to $41,433 for the three months ended November 30, 2007. This decrease is a result of one employee in Michigan that was replaced during the current year.

General and administrative. General and administrative costs are higher in the current fiscal quarter compared to prior year mainly due to the legal fees paid by shareholder related to the existing lawsuit.

Occupancy. Occupancy costs are lower in the current quarter due to the relocation of the Michigan office.

Financial. Financial costs were higher for the quarter ended November 30, 2007 due to the accrued interest on the higher average outstanding amount due to shareholder.

Amortization. The intangibles became fully amortized in the prior quarter. Therefore there was no amortization expense in the current quarter.

Six Months Ended November 30, 2007 (unaudited) compared to the Six Months Ended November 30, 2006 (unaudited).

Revenues. For the first half of the current fiscal year, the Company generated gross sales of $211,924 compared to $228,116 in the prior year same period. Revenue by business segment is shown below:

	November 30, 2007		November 30, 2006
	Amount	%	Amount	%
Royalty & franchise fees	$172,472	81	$176,531	77
Home warranty sales	24,729	12	42,850	19
Other	14,723	7	8,735	4
TOTAL	$211,924	100	$228,116	100

Royalty fees & franchise fees were down slightly in the current period due to the overall slow down in the real estate market, especially in home resales. Fewer offices and fewer sales have led to the decline. The slow down in the market has largely affected the home warranty sales. Warranty fees were lower in the current half of year compared to the prior year due to fewer contracts written and a lower per contract average than in the prior year.

Direct Costs. Direct costs on total revenue in the current period are lower than the first half of last year due to lower warranty fees and related warranty claims in the current period.

Salaries and fringe benefits. Salaries and fringe benefits are comparable for the two periods.

General and administrative. General and administrative costs are higher in the current fiscal year compared to prior year mainly due to the legal fees paid by shareholder related to the existing lawsuit.

Occupancy. Occupancy costs are lower in the current year first half due to the relocation of the Michigan office.

Financial. Financial costs were higher for the six months ended November 30, 2007 due to the accrued interest on the higher average outstanding amount due to shareholder.

Depreciation. Depreciation expense was immaterial for the period.

Amortization. The intangibles became fully amortized in the prior quarter.

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

The Company has experienced recurring operating losses and has a working capital deficiency of $339,223 as of November 30, 2007. Management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders’ equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the Company. Furthermore, the Company continues its attempt to raise additional financing through private and public offerings.

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

HOMELIFE, INC. Registrant
By:	/s/ Andrew Cimerman	Date: January 17, 2008
Chief Executive Officer, President, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Cimerman	Date: January 17, 2008
Chief Executive Officer, President, Director