Form 10QSB
period 2008-02-29
MONEYLOGIX GROUP INC.
filed 2008-04-22
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act; For the transition period from _________ to __________

Commission File Number #000-1024048

MONEYLOGIX GROUP INC. F/K/A HOMELIFE, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	33-0680443
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1503 South Coast Drive, Suite 204, Costa Mesa, CA	92626
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐ No ☒

The issuer had 12,371,886 common shares outstanding as of Feburary 29, 2008

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

MONEYLOGIX GROUP INC. F/K/A HOMELIFE, INC.

PART I - FINANCIAL INFORMATION

MONEYLOGIX GROUP INC. F/K/A HOMELIFE, INC.
Consolidated Balance Sheet
At February 29, 2008
(unaudited)

ASSETS
Current Assets
Cash	$15,462
Marketable securities, at fair value	900
Accounts receivable, net	20,452
Prepaid expenses and deposits	15,525
Total Current Assets	52,339

Property and Equipment, net	72

Other Assets
Goodwill	100,000
Total Assets	$152,411

MONEYLOGIX GROUP INC. F/K/A HOMELIFE, INC.
Consolidated Balance Sheet (Continued)
At February 29, 2008
(unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Bank indebtedness	$94,961
Accounts payable	229,293
Reserve for warranty	30,387
Deferred revenue	17,628
Total Current Liabilities	372,269

Other Liabilities

Due to Stockholder	908,835

Total Liabilities	1,281,104

Minority Interest	20,843

Stockholders’ Deficit

Capital Stock (Note 4)	1,037,372

Additional Paid in Capital	3,731,741

Accumulated Other Comprehensive Loss	(1,747)

Accumulated Deficit	(5,916,902)

Total Stockholders’ Deficit	(1,149,536)
Total Liabilities and Stockholders’ Deficit	$152,411

MONEYLOGIX GROUP INC. F/K/A HOMELIFE, INC.
Consolidated Statements of Operations
Three months ended February 29, 2008 and February 28, 2007
(unaudited)
	2008	2007
REVENUE
Royalty and franchise fees	$106,612	$84,962
Warranty fees	11,060	17,504
Other income	2,676	17,049

Total Revenue	120,348	119,515

DIRECT COSTS	3,248	3,702

GROSS PROFIT	117,100	115,813

EXPENSES

Salaries and fringe benefits	48,427	46,248
General and administrative	262,050	48,553
Occupancy	7,995	8,625
Financial	19,736	6,147
Amortization	-	12,963

Total Expenses	338,208	122,536

NET LOSS	(221,108)	(6,723)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.00)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES	12,371,886	12,371,886

MONEYLOGIX GROUP INC. F/K/A HOMELIFE, INC.
Consolidated Statements of Operations
Nine months ended February 29, 2008 and 2007
(unaudited)

	2008	2007
REVENUE

Royalty and franchise fees	$279,084	$261,493
Warranty fees	35,789	60,354
Other income	17,399	25,784

Total Revenue	332,272	347,631

DIRECT COSTS	15,748	24,256

GROSS PROFIT	316,524	323,375

EXPENSES

Salaries and fringe benefits	141,220	138,369
General and administrative	654,138	178,502
Occupancy	27,399	34,195
Financial	45,610	17,065
Depreciation	-	1,865
Amortization	1,000	38,887

Total Expenses	869,367	408,883

NET LOSS	(552,843)	(85,508)
BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.01)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES	12,371,886	12,371,886

MONEYLOGIX GROUP INC. F/K/A HOMELIFE, INC.
Consolidated Statements of Cash Flows
Nine months ended February 29, 2008 and 2007
(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(552,843)	$(85,508)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	-	1,865
Amortization	1,000	38,887
Changes in assets and liabilities
Accounts receivable	1,957	(28,500)
Prepaid expenses and deposits	-	501
Accounts payable	10,083	22,871
Reserve for warranty	(7,114)	(9,452)
Deferred revenue	(5,679)	(13,959)
Net Cash Flows from Operating Activities	(552,596)	(73,295)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from lines of credit, net	6,907	23,700
Due to stockholder	544,474	52,353
Repayments on note payable	(4,759)	(8,763)
Net Cash Flows from Financing Activities	546,622	67,290
NET CHANGE IN CASH	(5,974)	(6,005)
Cash, beginning of period	21,436	53,376
CASH, END OF PERIOD	$15,462	$47,371
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$5,098	$4,429
Income taxes paid	$-	$-

MONEYLOGIX GROUP INC. F/K/A HOMELIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  MANAGEMENT’S PLAN AND FUTURE OPERATIONS

At February 29, 2008, adverse principal conditions and events are prevalent that require necessary action by management to enable the Company to return to profitability and to reverse these adverse conditions and events. These conditions and events include recurring operating losses, working capital deficiencies, and adverse key financial ratios. Management’s plans to mitigate these adverse conditions and events include:

•	attempting to raise additional funding through private and public offering,

•	investigating and pursuing potential mergers/acquisitions,

•	the core business of franchising nationwide

•	making efforts to reduce unnecessary operating expenses on a monthly basis

The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary in the event that the Company is unable to continue as a going concern.

Note 2. BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

The condensed consolidated financial statements of Moneylogix Group Inc. f/k/a Homelife, Inc. and Subsidiaries (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s Form 10-KSB Annual Report, and other reports filed with the SEC.

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

Company Name Change

On January 29, 2008, the Company formally changed its name from Homelife, Inc. to Moneylogix Group Inc.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation. The reclassifications made to the prior year have no impact on the net income (loss), or overall presentation of the consolidated financial statements.

New Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial  Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities,  including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many  financial instruments and certain other items at fair value at specified election dates. This Statement applies to all  entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first  fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at  the beginning of the fiscal year ending May 31, 2009. The Company is currently evaluating the impact of SFAS  159 on its financial statements, but does not expect this to have a material impact.

 In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial  Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”. SFAS 157 defines fair value, establishes a  framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is  effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company  is required to adopt these provisions at the beginning of the fiscal year ending May 31, 2009. The Company is  currently evaluating the impact of SFAS 157 on its financial statements, but does not expect this to have a  material impact.

 In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of  FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes  recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and  measurement attribute for the financial statement recognition and measurement of a tax position taken or  expected to be taken in a tax return. This Interpretation also provides guidance on derecognition,  classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is  effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt these  provisions at the beginning of the fiscal year ended May 31, 2008. The Company is currently evaluating the  impact of FIN 48 on its financial statements, but does not expect this to have a material impact.

 In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting  Standards (“SFAS”) No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and  requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets  acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the  goodwill acquired in the business combination or a gain from a bargain purchase, and determines what  information to disclose to enable users of the financial statements to evaluate the nature and financial effects  of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal  years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at  the beginning of the fiscal year ended May 31, 2010. The Company is currently evaluating the impact that the  adoption of SFAS 141(R) will have on its financial statements.

 In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting  Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment  of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a  subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim  periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required  to adopt these provisions at the beginning of the fiscal year ended May 31, 2010. The Company does not  expect SFAS 160 to have a material effect on its financial statements.

 In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits  companies to continue to use the simplified method, under certain circumstances, in estimating the expected  term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107  that previously stated that the Staff would not expect a company to use the simplified method for share option  grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the  Company’s financial statements.

 In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about  Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial  reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure  about how these instruments and activities affect their financial position, performance and cash flows. SFAS  161 also improves the transparency about the location and amounts of derivative instruments in a company’s  financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial  statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that  date. As such, the Company is required to adopt these provisions beginning with the quarter ending in  February 2009. Adoption of SFAS 161 is not expected to have a material impact on the Company’s financial  statements.

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

 On January 29, 2008, the Company formally changed its name from Homelife, Inc. to Moneylogix Group Inc.

From time to time, the Company has entered into strategic alliances with various companies in order to explore the cross-marketing of their services to customers of the Company or its franchises. To date, these strategic alliances have not included any funding agreements or other liabilities on the part of the Company.

The following is management’s discussion and analysis of Moneylogix Group Inc’s financial condition and results of operations. Detailed information is contained in the financial statements included with this document. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Three Months Ended February 29, 2008 (unaudited) compared to the Three Months Ended February 28, 2007 (unaudited).

Revenues. The Company generated gross sales of $120,348 for the quarter ended February 29, 2008 compared to gross sales of $119,515 for the quarter ended February 28, 2007. Revenue by business segment is shown below:

	February 29, 2008		February 28, 2007
	Amount	%	Amount	%
Royalty & franchise fees	$106,612	89	$84,962	71
Home warranty sales	11,060	9	17,504	15
Other	2,676	2	17,049	14
TOTAL	$120,348	100	$119,515	100

Royalty fees & franchise fees were higher in the current quarter due to the closing of more deals in the current period. The overall real estate market has slowed down from previous years, but this quarter garnered more sales than last year. Home warranty fees were lower in the current quarter compared to the prior year due to fewer contracts written and a lower per contract average than in the prior year. This has also been a result of the slow down in the real estate market.

Direct Costs. Direct costs on total revenue in the current quarter are were comparable to the same quarter last year and relate to lower warranty claims during the period.

Salaries and fringe benefits. Salaries and fringe benefits increased $2,179 or 5% from the third quarter last year. This results from one replaced employee at a higher salary.

General and administrative. General and administrative costs are higher in the current fiscal quarter compared to prior year mainly due to the legal fees paid by shareholder related to the existing lawsuit.

Occupancy. Occupancy costs are lower in the current quarter due to the relocation of the Michigan office.

Financial. Financial costs were higher for the quarter ended February 29, 2008 due to the accrued interest on the higher average outstanding amount due to shareholder.

Amortization. The intangibles became fully amortized earlier in the year. The intangibles became fully amortized in a prior quarter of the current fiscal quarter. Therefore there was no amortization expense in the current quarter.

Nine Months Ended February 29, 2008 (unaudited) compared to the Nine Months Ended Februrary 28, 2007 (unaudited).

Revenues. For the first half of the current fiscal year, the Company generated gross sales of $332,272 compared to $347,631 in the prior year same period. Revenue by business segment is shown below:

	February 29, 2008		February 28, 2007
	Amount	%	Amount	%
Royalty & franchise fees	$279,084	84	$261,493	75
Home warranty sales	35,789	11	60,354	17
Other	17,399	5	25,784	8
TOTAL	$332,272	100	$347,631	100

Royalty fees & franchise fees were up approximately $18,000 in the current period due to the better third quarter in the current year. The slow down in the market has largely affected the home warranty sales. Warranty fees were lower in the current three fourths of the year compared to the prior year due to fewer contracts written and a lower per contract average than in the prior year.

Direct Costs. Direct costs on total revenue in the current period are lower than the first nine months of last year due to lower warranty fees and related warranty claims in the current period.

Salaries and fringe benefits. Salaries and fringe benefits are slightly higher in the current period.

General and administrative. General and administrative costs are higher in the current fiscal year compared to prior year mainly due to the legal fees paid by shareholder related to the existing lawsuit.

Occupancy. Occupancy costs are lower in the current year first half due to the relocation of the Michigan office.

Financial. Financial costs were higher for the nine months ended February 29, 2008 due to the accrued interest on the higher average outstanding amount due to shareholder.

Depreciation. Depreciation expense was immaterial for the period.

Amortization. The intangibles became fully amortized in a prior quarter.

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

The Company has experienced recurring operating losses and has a working capital deficiency of $319,930 as of February 29, 2008. Management has initiated changes in operational procedures, reduced staff and expenses and focused its efforts on its core business. Management believes that, despite the losses incurred and the deterioration in stockholders’ equity, it has developed a plan, which, if successfully implemented, can improve the operating results and financial condition of the Company. Furthermore, the Company continues its attempt to raise additional financing through private and public offerings.

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

New Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial  Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities,  including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many  financial instruments and certain other items at fair value at specified election dates. This Statement applies to all  entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first  fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at  the beginning of the fiscal year ending May 31, 2009. The Company is currently evaluating the impact of SFAS  159 on its financial statements, but does not expect this to have a material impact.

 In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial  Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”. SFAS 157 defines fair value, establishes a  framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is  effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company  is required to adopt these provisions at the beginning of the fiscal year ending May 31, 2009. The Company is  currently evaluating the impact of SFAS 157 on its financial statements, but does not expect this to have a  material impact.

 In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of  FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes  recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and  measurement attribute for the financial statement recognition and measurement of a tax position taken or  expected to be taken in a tax return. This Interpretation also provides guidance on derecognition,  classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is  effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt these  provisions at the beginning of the fiscal year ended May 31, 2008. The Company is currently evaluating the  impact of FIN 48 on its financial statements, but does not expect this to have a material impact.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting  Standards (“SFAS”) No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and  requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets  acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the  goodwill acquired in the business combination or a gain from a bargain purchase, and determines what  information to disclose to enable users of the financial statements to evaluate the nature and financial effects  of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal  years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at  the beginning of the fiscal year ended May 31, 2010. The Company is currently evaluating the impact that the  adoption of SFAS 141(R) will have on its financial statements.

 In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting  Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment  of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a  subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim  periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required  to adopt these provisions at the beginning of the fiscal year ended May 31, 2010. The Company does not  expect SFAS 160 to have a material effect on its financial statements.

 In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits  companies to continue to use the simplified method, under certain circumstances, in estimating the expected  term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107  that previously stated that the Staff would not expect a company to use the simplified method for share option  grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the  Company’s financial statements.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about  Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial  reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure  about how these instruments and activities affect their financial position, performance and cash flows. SFAS  161 also improves the transparency about the location and amounts of derivative instruments in a company’s  financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial  statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that  date. As such, the Company is required to adopt these provisions beginning with the quarter ending in  February 2009. Adoption of SFAS 161 is not expected to have a material impact on the Company’s financial  statements.

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
MONEYLOGIX GROUP INC. F/K/A HOMELIFE, INC.
Registrant

By:	/s/ Andrew Cimerman	Date: April 21, 2008
Chief Executive Officer, President, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Cimerman	Date: April 21, 2008
Chief Executive Officer, President, Director