Form 10-Q
period 2008-06-30
MONEYLOGIX GROUP INC.
filed 2008-08-19
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #

MONEYLOGIX GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-0680443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Ardmore Crescent, Richmond Hill, Ontario L4B 3P6
(Address of principal executive offices and zip code)

 Registrant’s telephone number, including area code: (416) 452-0224

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒           No ☐

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at August 19, 2008
Common Stock, $.001 par value	80,763,586

TABLE OF CONTENTS

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed and consolidated statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-11.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Moneylogix Group, Inc. for the periods ending June 30, 2008 and 2007.  The following information should be read in conjunction with the reviewed consolidated financial statements for the period ending June 30, 2008 and notes thereto appearing elsewhere in this form 10-Q.

Overview

Moneylogix Group, Inc. (“Company”, “We”, “Our”, or “Moneylogix Group”), formerly Homelife, Inc., a corporation incorporated under the laws of Nevada, entered into a share exchange agreement on January 3, 2008 with Moneylogix Inc., a Delaware private corporation. The reverse merger transaction effected a change of control of the Company. The accounting acquirer is MoneyLogix, Inc. and the historical operations of the Company are the operations of MoneyLogix, Inc. Pursuant to the terms of the share exchange agreement, the parties agreed to the following:

1.
Mr. Cimerman, the former Company Chief executive and majority shareholder, agreed to transfer 458,000 shares of the Company to the Company treasury in exchange for the spin off of all assets of the Company to Mr. Cimerman. This was executed at closing on May 28, 2008. Mr. Cimerman still had a shareholder loan to be satisfied by the Company;

2.	Moneylogix Group agreed to change the name of the Company from Homelife, Inc. to Moneylogix Group, Inc. This was executed on January 29th, 2008;
3.
Moneylogix Group agreed to issue 100,000,000 shares of our common stock to Moneylogix Inc. in exchange for 100% of Moneylogix Inc.’s issued and outstanding stock. 80,000,000 shares of the Company were issued on May 28, 2008 to Moneylogix Inc. 100% of the shares of Moneylogix Inc. were transferred to Moneylogix Group making Moneylogix Inc. a wholly owned subsidiary of the Company on May 28, 2008. On June 13, 2008, 200,000 additional shares of the Company were issued to Moneylogix Inc. shareholders. 19,800,000 shares of the Company are still to be transferred to Moneylogix Inc. shareholders, post agreement closure on May 28, 2008, pending changes to the number of shares authorized for issuance;

4.
Moneylogix Inc. agreed to pay to the Company $250,000 for the satisfaction of all outstanding debt of the Company, including the outstanding amount owing to Mr. Cimerman. Moneylogix Inc. made payment of $250,000 to an agreed upon trust agent on May 28, 2008, to be released to the Company upon on the complete satisfaction of all the terms of the agreement;

5.	The Company will effect a 22 to 1 reverse split of the Company’s stock. The 22 to 1 reverse stock split took place on May 28, 2008;
6.
Following the 22 to 1 reverse stock split, Moneylogix Group agreed to issue 490,310 shares of common stock (post 22-for-1 reverse stock split) to Mr. Cimerman, the former Company Chief executive and majority shareholder, in consideration for Mr. Cimerman retiring a certain portion of debt the Company owes him and cancelling 10,000 of Our Class A preferred shares and 50 of Our Class AA Preferred Shares held by Mr. Cimerman. It was agreed that the 490,310 shares issued to Mr. Cimerman shall be restricted and locked up for transfer and monetization for 24 months.

There are no material differences in accounting treatment or federal income tax consequences from the share exchange agreement. Similarly, We were not required to obtain any federal or state regulatory approvals to complete the share exchange agreement. Accordingly, We did not obtain any reports, opinions, or appraisals relating to the fairness of the transaction because we deemed it an unnecessary and costly expense given the nature of the transaction.

During the past two years, other than the share exchange agreement described here-to-fore, there has not been any negotiations, transactions or material contracts between the Company and Moneylogix Inc. regarding a merger, consolidation, acquisition, tender offer, election of directors or sale/transfer of material assets of either company.

Moneylogix Group, a development stage company, is currently developing plans to strategically acquire financial service companies whose businesses and markets served would complement each other. Management believe that current market valuations provide multiple opportunities to consolidate under-valued or distressed niche financial service companies, and through such consolidation, offer better and more complete services to consumers under the “Moneylogix” brand.

Markets that are currently being assessed include mortgage brokerage, mortgage lending, credit cards, insurance, and real estate brokerage. It is expected that initial operations will commence in Canada with expansion plans to include the creation of additional subsidiaries to fulfill Moneylogix Group’s global aspirations.

The Company’s corporate offices are at 27 Ardmore Crescent, Richmond Hill, Ontario, CANADA.  Our current contact information for our office is telephone number: (416) 452-0224.

Results of Operations

The company reported no revenue from operations during three month and six month periods ending June 30, 2008. Comparatively, the Company reported no revenue from operations during three month and six month periods ending June 30, 2007.
The Company incurred expenses related primarily to professional fees associated with effecting the share exchange agreement of $8,250 and other expenses of $15,564 for a reported total operating expense for the three month and six month period ending June 30, 2008 of $23,814. Comparatively, for the three and six month period ending June 30, 2007, there were no activities within the Company and as such the Company reported no operating expenses. The Company reported total operating expenses of $110,414 for the period from December 7, 2007 (the inception date of Moneylogix, Inc.) to June 30, 2008.

The Company recorded a Net Loss for the three and six month periods ending June 30,2008 of $23,814.

Liquidity and Capital Resources

As at June 30, 2008, we had zero cash and zero total assets. Comparatively as at June 30, 2007, we had zero cash and zero total assets.

As at June 30, 2008, we had $13,250 in accrued liabilities related to professional fees for a total of $13,250 in liabilities.  Comparatively as at June 30, 2007, the Company had $5,000 in accrued liabilities related to professional fees for a total of $5,000 in liabilities.

As there are no current revenues from operating activities, the Company must presently rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that the Company will need to rely upon new capital contributions to pay the accrued liabilities.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three month reporting period ended June 30, 2008, the Company incurred a Net Loss of $23,814 (Q2 2007 a Net Income of $0).  Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, initiate sales of its services and achieve profitable operations.  Management’s plan is to secure additional funds through future debt or equity financings.  Such financing may not be available or may not be available on reasonable terms to the Company.  The issuance of additional equity securities by Us could result in a significant dilution in the equity interests of Our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase Our liabilities and future cash commitments.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)             Management’s Quarterly Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)    Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

 (a)          Exhibits

31.1      Certification of the CEO and CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1      Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)          Reports of Form 8-K

On July 22, 2008, the Company filed a Form 8K disclosing entering into a material definitive agreement regarding a share exchange and change in control of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MONEYLOGIX GROUP, INC.

By:	/s/ Majid Haditaghi
Majid Haditaghi
Principal Executive Officer,
Principal Accounting Officer,
President, Secretary and Director

Dated: August 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Majid Haditaghi	President, Secretary and Director	August 19, 2008
Majid Haditaghi

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2008

F1

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
JUNE 30, 2008
CONTENTS

Page
FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	F3
Condensed Consolidated Statements of Operations	F4
Condensed Consolidated Statements of Cash Flows	F5
Notes to the Condensed Consolidated Financial Statements	F6 - F11

F2

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS
Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$13,250	$5,000
Total Liabilities	13,250	5,000
Stockholders' Deficit
Preferred Stock, $10 par value; 100,000 shares authorized, 1,500 issued (Note 7)	15,000	-
Capital stock, $.001 par value; 100,000,000 shares authorized; 80,763,586 issued and outstanding (Note 7)	80,764	80,000
Subscription for Stock	19,800	20,000
Stock subscription receivable	(18,400)	(18,400
Deficit accumulated during the development stage	(110,414)	(86,600
Total Stockholders' Deficit	(13,250)	(5,000
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

F3

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

					For the Period
					from December 7,
	Three Months Ended June 30,		Six Months Ended June 30,		2007 (inception)
	2008	2007	2008	2007	to June 30, 2008
	(Unaudited)	-	(Unaudited)	-

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Professional Fees	8,250	-	8,250	-	13,250
Other	15,564	-	15,564		15,564
Consulting Fees	-	-	-	-	81,600

TOTAL OPERATING EXPENSES	23,814	-	23,814	-	110,414

NET LOSS	$(23,814)	$-	$(23,814)	$-	$(110,414)

Net loss per share - basic and diluted	$(0.00)	$-	$(0.00)	$-

Weighted average number of shares
outstanding - basic and diluted	80,247,933	-	80,123,967	-

The accompanying notes are an integral part of these financial statements.

F4

 MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2008	For the Period from Inception (December 7, 2007) to June 30, 2008

Cash Flows from Operating Activities
Net loss	(23,814)	$(110,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	81,600
(Increase) decrease in net assets:
Equity adjustment	15,564	15,564
Accrued liabilities	8,250	13,250

Net Cash Used in Operating Activities	-	-

Cash Flows from Investing Activities

Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
-		-

Net Cash Provided by Financing Activities	-	-

Net Decrease in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents - Beginning of Period	-	-

Cash and Cash Equivalents - End of Period	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

F5

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

MoneyLogix Group, Inc. ("MoneyLogix" or the “Company”), (formerly Homelife, Inc.), which registered a change of name with the State of Nevada on January 29, 2008 was formerly know as Homelife, Inc. and is organized under the laws of the State of Nevada. The Company is a development stage company that is currently developing plans to strategically acquire financial service companies whose businesses and markets served would complement each other.

Moneylogix Group, Inc. entered into a share exchange agreement on January 3, 2008 with Moneylogix Inc., a Delaware private corporation. The reverse merger transaction effected a change of control of the Company. The accounting acquirer is MoneyLogix, Inc. and the historical operations of the Company are the operations of MoneyLogix, Inc. Pursuant to the terms of the share exchange agreement, the parties agreed to the following:

1.
Mr. Cimerman, the former Company Chief executive and majority shareholder, agreed to transfer 458,000 shares of the Company to the Company treasury in exchange for the spin off of all assets of the Company to Mr. Cimerman. This was executed at closing on May 28, 2008. Mr. Cimerman still had a shareholder loan to be satisfied by the Company;

2.	Moneylogix Group agreed to change the name of the Company from Homelife, Inc. to Moneylogix Group, Inc. This was executed on January 29th, 2008;
3.
Moneylogix Group agreed to issue 100,000,000 shares of our common stock to Moneylogix Inc. in exchange for 100% of Moneylogix Inc.’s issued and outstanding stock. 80,000,000 shares of the Company were issued on May 28, 2008 to Moneylogix Inc. 100% of the shares of Moneylogix Inc. were transferred to Moneylogix Group making Moneylogix Inc. a wholly owned subsidiary of the Company on May 28, 2008. On June 13, 2008, 200,000 additional shares of the Company were issued to Moneylogix Inc. shareholders. 19,800,000 shares of the Company are still to be transferred to Moneylogix Inc. shareholders, post agreement closure on May 28, 2008, pending changes to the number of shares authorized for issuance;

4.
Moneylogix Inc. agreed to pay to the Company $250,000 for the satisfaction of all outstanding debt of the Company, including the outstanding amount owing to Mr. Cimerman. Moneylogix Inc. made payment of $250,000 to an agreed upon trust agent on May 28, 2008, to be released to the Company upon on the complete satisfaction of all the terms of the agreement;

5.	The Company will effect a 22 to 1 reverse split of the Company’s stock. The 22 to 1 reverse stock split took place on May 28, 2008;
6.
Following the 22 to 1 reverse stock split, Moneylogix Group agreed to issue 490,310 shares of common stock (post 22-for-1 reverse stock split) to Mr. Cimerman, the former Company Chief executive and majority shareholder, in consideration for Mr. Cimerman retiring a certain portion of debt the Company owes him and cancelling 10,000 of Our Class A preferred shares and 50 of Our Class AA Preferred Shares held by Mr. Cimerman. It was agreed that the 490,310 shares issued to Mr. Cimerman shall be restricted and locked up for transfer and monetization for 24 months.

2.	BASIS OF PRESENTATION

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7 “). Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation and comprehensive loss, stockholders' deficit disclose activity since the date of the Company's inception.

F6

The condensed financial statements of Moneylogix Group, Inc. (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim period presented. The results of operations for the period are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole. Certain financial information that is not required for interim financial reporting purposes has been omitted.

3.	GOING CONCERN

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet is obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these financial statements.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

F7

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Presented below are those policies considered particularly significant:

Fair Value of Financial Instruments

The Company's financial instruments consist of accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the period from January 1, 2008 to June 30, 2008.

F8

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009/2010. The Company is currently evaluating the impact of SFAS 160 on its financial statements but does not expect it to have a material effect.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

F9

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have a material effect.

F10

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

5.	SUPPLEMENTAL CASH FLOW INFORMATION

During the period from January 1, 2008 to June 30, 2008, there was no interest or taxes paid by the Company.

6.	INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109. SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company has income tax losses available to be applied against future years income as a result of the losses incurred since inception. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for income tax losses available for carry forward.

7.	CAPITAL STOCK

a) Authorized

100,000 Class A Preferred shares of no par value, 6% non-cumulative dividend, voting, convertible to common shares at the option of the shareholder at a price equal to the face value of the Class A shares. Each Class A Preferred share carries 1,000 votes as compared with 1 vote for each Common share.

100,000,000 Common shares of $0.001 par value

Issued

	June 30	June 30
	2008	2007
1,500 Class A Preferred shares	$15,000	$-
80,763,586 Common shares	80,764	-
	$95,764	$-

F11