Form 10-Q
period 2008-09-30
MONEYLOGIX GROUP INC.
filed 2008-11-14
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒           No ☐

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at November 13, 2008
Common Stock, $.001 par value	80,763,586

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed and consolidated statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-10.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Moneylogix Group, Inc. for the periods ending September 30, 2008 and 2007.  The following information should be read in conjunction with the reviewed financial statements for the period ending September 30, 2008 and notes thereto appearing elsewhere in this form 10-Q.

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

2.	Moneylogix Group agreed to change the name of the Company from Homelife, Inc. to Moneylogix Group, Inc. This was executed on January 29 th , 2008;

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

Results of Operations

The company reported no revenue from operations during three month and nine month periods ending September 30, 2008. Comparatively, the Company reported no revenue from operations during three month and nine month periods ending September 30, 2007.
The Company incurred expenses related primarily to professional fees of $7,686 for the three month period and a total of $15,936 for the nine month period ending September 30, 2008. The company also incurred $250,564 of reorganization cost for the nine months period ending September 30, 2008. Comparatively, for the three and nine month period ending September 30, 2007, there were no activities within the Company and as such the Company reported no operating expenses. The Company reported total operating expenses of $353,100 for the period from December 7, 2007 (the inception date of Moneylogix, Inc.) to September 30, 2008.

The Company recorded a Net Loss for the three month period of $7,686 and a Net Loss of $266,500 for the nine month periods ending September 30, 2008.

Liquidity and Capital Resources

As at September 30, 2008, we had zero cash and zero total assets. Comparatively as at December 31, 2007, we had zero cash and zero total assets.

As at September 30, 2008, we had $19,500 in accrued liabilities related to professional fees for a total of $19,500 in liabilities.  Comparatively as at December 31, 2007, the Company had $5,000 in accrued liabilities related to professional fees for a total of $5,000 in liabilities.

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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three month reporting period ended September 30, 2008, the Company incurred a Net Loss of $7,686 (Q3 2007 a Net Income of $0).  For the nine months ended September 30, 2008, the company incurred a net loss of $266,500 (2007 - $0). Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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

(b)  Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Dated: November 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Majid Haditaghi	President, Secretary and Director	November 13, 2008
Majid Haditaghi

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

F1

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
SEPTEMBER 30, 2008
CONTENTS

Page
FINANCIAL STATEMENTS
Condensed Balance Sheets	F3
Condensed Statements of Operations	F4
Condensed Statements of Cash Flows	F5
Notes to the Condensed Financial Statements	F6 - F10

F2

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS
Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$19,500	$5,000
Total Liabilities	19,500	5,000
Stockholders' Deficit
Preferred Stock, $10 par value; 100,000 shares authorized, none issued (Note 7)	-	-
Capital stock, $.001 par value; 100,000,000 shares authorized; 80,763,586 issued and outstanding (Note 7)	80,764	80,000
Additional Paid in Capital	267,556	16,320
Stock subscription receivable	(14,720)	(14,720)
Deficit accumulated during the development stage	(353,100)	(86,600)
Total Stockholders' Deficit	(19,500)	(5,000)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

F3

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS

					For the Period
					from December 7,
	Three Months Ended Sept 30,		Nine Months Ended Sept. 30,		2007 (inception)
	2008	2007	2008	2007	to Sept. 30, 2008
	(Unaudited)	-	(Unaudited)	-

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Professional Fees	7,686	-	15,936	-	20,936
Consulting Fees	-	-	-		81,600
Cost of Reorganization	-	-	250,564	-	250,564

TOTAL OPERATING EXPENSES	7,686	-	266,500	-	353,100

NET LOSS	$(7,686)	$-	$(266,500)	$-	$(353,100)

Net loss per share - basic and diluted	$(0.00)	$-	$(0.00)	$-

Weighted average number of shares outstanding - basic and diluted	80,763,586	-	80,335,841	-

The accompanying notes are an integral part of these financial statements.

F4

 MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
	Nine Months Ended Sept. 30, 2008	For the Period from Inception (December 7, 2007) to Sept. 30, 2008

Cash Flows from Operating Activities
Net loss	(266,500)	$(353,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	81,600
Non-Cash Cost of Reorganization	250,564	250,564
Expense paid by Stockholder	1,436	1,436
(Increase) decrease in net assets:
Accrued liabilities	14,500	19,500

Net Cash Used in Operating Activities	-	-

Cash Flows from Investing Activities

Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
-		-

Net Cash Provided by Financing Activities	-	-

Net Decrease in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents - Beginning of Period	-	-

Cash and Cash Equivalents - End of Period	$-	$-

The accompanying notes are an integral part of these financial statements.

F5

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

1.
Mr. Cimerman, the former Company Chief executive and majority shareholder, agreed to transfer 458,000 shares of the Company to the Company treasury in exchange for the spin off of all assets and liabilities of the Company to Mr. Cimerman. This was executed at closing on May 28, 2008. Mr. Cimerman still had a shareholder loan to be satisfied by the Company;

2.	Moneylogix Group agreed to change the name of the Company from Homelife, Inc. to Moneylogix Group, Inc. This was executed on January 29 th , 2008;

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

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in the Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”). Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation and comprehensive loss, stockholders' deficit disclose activity since the date of the Company's inception.

F6

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

There were no dilutive financial instruments for the period from December 7, 2007 (inception) to September 30, 2008.

F7

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, " Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, " The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

F8

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2008

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, " Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 " (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have a material effect.

5.	SUPPLEMENTAL CASH FLOW INFORMATION

During the period from inception to September 30, 2008, there was no interest or taxes paid by the Company.

6.	INCOME TAXES

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
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2008

7.	CAPITAL STOCK

a) Authorized

100,000 Class A Preferred shares of no par value, 6% non-cumulative dividend, voting, convertible to common shares at the option of the shareholder at a price equal to the face value of the Class A shares. Each Class A Preferred share carries 1,000 votes as compared with 1 vote for each Common share. There were no shares issued and outstanding at September 30, 2008 and December 31, 2007.

100,000,000 Common shares of $0.001 par value

Issued
	September 30	December 31
	2008	2007
Shares Issued and Outstanding	80,763,586	80,000,000 *
	$80,764	$80,000
*Share and per share amounts reflect the effect of the May 28, 2008 reorganization.

F10