Form 10-K
period 2008-12-31
MONEYLOGIX GROUP INC.
filed 2009-04-01
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #

MONEYLOGIX GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-0680443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒           No ☐

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at April 1, 2009
Common Stock, $.001 par value	80,763,586

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for financial information and the instructions to Form 10-K and Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-11.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the financial condition and results of operations of Moneylogix Group, Inc. for the years ending December 31, 2008 and 2007.  The following information should be read in conjunction with the audited financial statements for the year ending December 31, 2008 and notes thereto appearing elsewhere in this form 10-K.

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

Results of Operations

The Company reported no revenue from operations during the year ending December 31, 2008. Comparatively, the Company reported no revenue from operations during the year ending December 31, 2007.
The Company incurred expenses related primarily to professional fees of $21,748 for the year ending December 31, 2008.  The Company also incurred $250,564 of reorganization cost for the year ending December 31, 2008.  Comparatively, for the year ending December 31, 2007, the Company reported $5,000 of professional fees and $81,600 of consulting fees. The Company reported total operating expenses of $358,912 for the period from December 7, 2007 (the inception date of Moneylogix, Inc.) to December 31, 2008.

The Company recorded a Net Loss for the year ended December 31, 2008 of $272,312 and a Net Loss of $86,600 for the year ended December 31, 2007.  For the period from December 7, 2007 (inception date) to December 31, 2008, the Company recorded a cumulative Net Loss of $358,912.

Liquidity and Capital Resources

At December 31, 2008, we had zero cash and zero total assets. Comparatively at December 31, 2007, we had zero cash and zero total assets.

At December 31, 2008, we had $17,812 in accrued liabilities related to professional fees for a total of $17,812 in liabilities.  Comparatively at December 31, 2007, the Company had $5,000 in accrued liabilities related to professional fees for a total of $5,000 in liabilities.

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

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended December 31, 2008, the Company incurred a Net Loss of $272,312 and for the year ended December 31, 2007 the Company incurred a Net Loss of $86,600.  Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)             Management’s Annual Report on Internal Control Over Financial Reporting.

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

(b)    Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Dated: April 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Majid Haditaghi	President, Secretary and Director	April 1, 2009
Majid Haditaghi

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2008

F1

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
DECEMBER 31, 2008
CONTENTS

Page
FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F3
Balance Sheets	F4
Statements of Operations	F5
Statements of Cash Flows	F6
Statement of Stockholders’ Deficit	F7
Notes to the Financial Statements	F8 - F12

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MoneyLogix Group, Inc.

We have audited the accompanying balance sheets of MoneyLogix Group, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholder's deficit, and cash flows for the years then ended and for the period from Inception (December 7, 2007) to December 31, 2008. MoneyLogix Group, Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MoneyLogix Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from Inception (December 7, 2007) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might not result from the outcome of this uncertainty.

Rochester, New York
March 31, 2009

F3

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$17,812	$5,000
Total Liabilities	17,812	5,000
Stockholders' Deficit
Preferred Stock, $10 par value; 100,000 shares authorized, none issued (Note 7)	-	-
Capital stock, $.001 par value; 100,000,000 shares authorized; 80,763,586 issued and outstanding (Note 7)	80,764	80,000
Additional Paid in Capital	275,056	16,320

Stock subscription receivable	(14,720)	(14,720)
Deficit accumulated during the development stage	(358,912)	(86,600)
Total Stockholders' Deficit	(17,812)	(5,000)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

F4

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
			from December 7,
	Year Ended		2007 (inception)
	December 31, 2008	December 31, 2007	to December 31, 2008

REVENUES	$-	$-	$-

EXPENSES
Professional Fees	21,748	5,000	26,748
Consulting Fees	-	81,600	81,600
Cost of Reorganization	250,564	-	250,564
TOTAL OPERATING EXPENSES	272,312	86,600	358,912

NET LOSS	$(272,312)	$(86,600)	$(358,912)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	80,443,656	80,000,000

The accompanying notes are an integral part of these financial statements.

F5

 MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	For the Period from Inception (December 7, 2007) to December 31, 2008

Cash Flows from Operating Activities
Net loss	(272,312)	(86,600)	$(358,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	81,600	81,600
Non-Cash Cost of Reorganization	250,564		250,564
Expenses paid by Stockholder	8,936		8,936
(Increase) decrease in net assets:

Accrued liabilities	12,812	5,000	17,812

Net Cash Used in Operating Activities	-	-	-

Cash Flows from Investing Activities

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities
	-	-	-

Net Cash Provided by Financing Activities	-	-	-

Net Decrease in Cash and Cash Equivalents	-	-	-

Cash and Cash Equivalents - Beginning of Period	-	-	-

Cash and Cash Equivalents - End of Period	$-	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F6

 MONEYLOGIX GROUP, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM THE DATE OF INCEPTION
 (DECEMBER 7, 2007) TO DECEMBER 31, 2008

	Common Stock			Preferred Stock		Additional Paid-In	Stock Subscription	Deficit Accumulated During the Development	Total Stockholders'
	Shares		Amount	Shares	Amount	Capital	Receivable	Stage	Deficit
Issuance of common stock for services	65,280,000	*	$65,280	-	$-	$16,320	$-	$-	$81,600
Issuance of common stock	14,720,000	*	$14,720	-	$-	$-	$(14,720)	$-	$-
Net loss	-		$-	-	$-	$-	$-	$(86,600)	$(86,600)
Balance, December 31, 2007	80,000,000		$80,000	-	$-	16,320	$(14,720)	$(86,600)	$(5,000)

May 28, 2008 Common Shares Outstanding to former HomeLife, Inc. Shareholders	563,586		$564	-	$-	250,000	$-	$-	$250,564
June 13, 2008 Issuance to former MoneylogixInc. Shareholder	200,000		$200	-	$-	(200)	$-	$-	$-
September 17, 2008 – Invoices Paid by Shareholder	-		$-	-	$-	1,436	$-	$-	$1,436
May 28, 2008 PreferredShares Outstanding of Former HomeLife, Inc. Shareholders	-		$-	1,500	$15,000	-	$-	$-	$15,000
September 25, 2008 – Preferred Shares Cancelled	-		$-	(1,500)	$(15,000)		$-	$-	$(15,000)
November 18, 2008 - Invoice Paid						7,500			7,500
Net Loss	-		$-	-	$-	-	$-	$(272, 312)	$(272,312)

Balance, December 31, 2008	80,763,586		$80,764	-	$-	275,056	$(14,720)	$(358,912)	$(17,812)

* Share and per share amounts reflect the effect of the May 28, 2008 reorganization.

The accompanying notes are an integral part of these financial statements.

F7

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

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
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.	BASIS OF PRESENTATION

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 7,  Accounting and Reporting by Development Stage Enterprises  (“SFAS No. 7 “). Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

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
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Presented below are those policies considered particularly significant:

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Fair Value of Financial Instruments

The Company's financial instruments consist of accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values at December 31, 2008 and 2007, unless otherwise noted.

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

There were no dilutive financial instruments for the period from December 7, 2007 (inception) to December 31, 2008.

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

F10

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, " Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, " The Hierarchy of Generally Accepted Accounting Principles ”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

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

F11

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

5.	SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended  December 31, 2008 and 2007, there was no interest or taxes paid by the Company.

6.	INCOME TAXES

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

a) Authorized

100,000 Class A Preferred shares of no par value, 6% non-cumulative dividend, voting, convertible to common shares at the option of the shareholder at a price equal to the face value of the Class A shares. Each Class A Preferred share carries 1,000 votes as compared with 1 vote for each Common share.  There were no shares issued and outstanding at December 31, 2008 and December 31, 2007.

100,000,000 Common shares of $0.001 par value

Issued

	December 31,	December 31,
	2008	2007
Shares Issued and Outstanding	80,763,586	80,000,000	*
	$80,764	$80,000
*Share and per share amounts reflect the effect of the May 28, 2008 reorganization.

F12