Form 10-Q
period 2009-03-31
MONEYLOGIX GROUP INC.
filed 2009-05-15
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #

MONEYLOGIX GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-0680443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9000 Keele Street, Suite 4, Concord,Ontario L4K 0B3
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (905) 761-1400

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒            No ☐

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at May 11, 2009
Common Stock, $.001 par value	80,763,586

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-11.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the financial condition and results of operations of MoneyLogix Group, Inc. for the three months ending March 31, 2009 and 2008. The following information should be read in conjunction with the reviewed financial statements for the period ending March 31, 2009 and notes thereto appearing elsewhere in this form 10-Q.

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

MoneyLogix Group is a development stage capital investment company focussed on opportunistic acquisitions in the real estate market. MoneyLogix Group focus is creating value through timely acquisitions, investing in high-yielding value enhancement tactics, and executing the best exit strategies for each unique investment property in Canada, USA and other international countries.

It is MoneyLogix' intent to use its capital for the acquisition of undervalued residential and commercial real estate and zoned property and, with limited redevelopment, sell the acquired property at a substantial profit in the future when real estate values return to historical norms or better. Where ever possible, we will lease acquired premises to obtain rental income until such time as property values and market demands allow a divestiture of properties from our real estate portfolio that achieves a satisfactory return on investment to shareholders.

To execute the business strategy, MoneyLogix added the following individuals to its management team effective May 11th, 2009: Mike Knarr, President & Chief Executive Officer; Gary Cilevitz, Chief Financial Officer and Corporate Secretary; Tom Copeland, Executive Vice President; Adam Seanor, Executive Vice President. Concurrently, the Corporation elected Alex Haditaghi to the position of Chairman of the Board effective May 11, 2009. The Board of Directors consist of Alex Haditaghi, Mike Knarr and Gary Cilevitz as at May 11th, 2009 and are currently searching for independent directors. Majid Haditaghi resigned effectively May 12, 2009 as an officer and director.

The Company’s corporate offices are at 9000 Keele Street, Suite 4, Concord, Ontario, L4K 0B3 CANADA. Our current contact information for our office is telephone number: (905) 761-1400.

Results of Operations

The Company reported no revenue from operations during the three month period ending March 31, 2009. Comparatively, the Company reported no revenue from operations during the three month period ending March 31, 2008.

The Company incurred expenses related primarily to professional fees of $2,250 for the three month period ending March 31, 2009. Comparatively, for the three month period ending March 31, 2008, the Company reported no expenditures. The Company reported total operating expenses of $361,162 for the period from December 7, 2007 (the inception date.) to March 31, 2009.

The Company recorded a Net Loss for the three month period ending March 31, 2009 of $2,250 and a Net Loss of $0 for the three month period ending March 31, 2008. For the period from December 7, 2007 (inception date) to March 31, 2009, the Company recorded a cumulative Net Loss of $361,162.

Liquidity and Capital Resources

At March 31, 2009, we had zero cash and zero total assets. Comparatively at December 31, 2008, we had zero cash and zero total assets.

At March 31, 2009, we had $20,062 in accrued liabilities related to professional fees for a total of $20,062 in liabilities. Comparatively at December 31, 2008, the Company had $17,812 in accrued liabilities for a total of $17,812 in liabilities.

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

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three month period ending March 31, 2009, the Company incurred a Net Loss of $2,250 and for the three month period ending March 31, 2008 the Company incurred a Net Loss of $0. Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended March 31, 2009, our Chief Executive and Chief Financial Officer as of March 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 . DEFAULTS UPON SENIOR SECURITIES

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

MONEYLOGIX GROUP, INC.

By:	/s/ Majid Haditaghi
Majid Haditaghi
Principal Executive Officer,
President, Secretary and Director

Dated: May 11,  2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Majid Haditaghi	President, Secretary and Director	May 11, 2009
Majid Haditaghi

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2009

F1

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
MARCH 31, 2009
CONTENTS

Page
FINANCIAL STATEMENTS
Balance Sheets	F3
Statements of Operations	F4
Statements of Cash Flows	F5
Statement of Stockholders’ Deficit	F6
Notes to the Financial Statements	F7 - F11

F2

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$20,062	$17,812
Total Liabilities	20,062	17,812
Stockholders' Deficit
Preferred Stock, $10 par value; 100,000 shares authorized, none issued (Note 7)	-	-
Capital stock, $.001 par value; 100,000,000 shares authorized; 80,763,586 issued and outstanding (Note 7)	80,764	80,764
Additional Paid in Capital	275,056	275,056

Stock subscription receivable	(14,720)	(14,720)
Deficit accumulated during the development stage	(361,162)	(358,912)
Total Stockholders' Deficit	(20,062)	(17,812)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

F3

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

			For the Period
			from December 7,
	Three Months Ended		2007 (inception)
	March 31, 2009	March 31, 2008	to March 31, 2009

REVENUES	$-	$-	$-

EXPENSES
Professional Fees	2,250	-	28,998
Consulting Fees	-	-	81,600
Cost of Reorganization	-	-	250,564
TOTAL OPERATING EXPENSES	2,250	-	361,162

NET LOSS	$(2,250)	$-	$(361,162)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	8,0763,586	80,000,000

The accompanying notes are an integral part of these financial statements.

F4

  MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	For the Period from Inception (December 7, 2007) to March 31, 2009

Cash Flows from Operating Activities
Net loss	(2,250)	-	$(361,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-		81,600
Non-Cash Cost of Reorganization			250,564
Expenses paid by Stockholder			8,936
(Increase) decrease in net assets:

Accrued liabilities	2,250		20,062

Net Cash Used in Operating Activities	-	-	-

Cash Flows from Investing Activities

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities
	-	-	-

Net Cash Provided by Financing Activities	-	-	-

Net Decrease in Cash and Cash Equivalents	-	-	-

Cash and Cash Equivalents - Beginning of Period	-	-	-

Cash and Cash Equivalents - End of Period	$-	$-	$-

Supplemental Cash Flow Information
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F5

  MONEYLOGIX GROUP, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM THE DATE OF INCEPTION
 (DECEMBER 7, 2007) TO MARCH 31, 2009

	Common Stock			Preferred Stock		Additional Paid-In	Stock Subscription	Deficit Accumulated During the Development	Total Stockholders'
	Shares		Amount	Shares	Amount	Capital	Receivable	Stage	Deficit
Issuance of common stock for services	65,280,000	*	$65,280	-	$-	$16,320	$-	$-	$81,600
Issuance of common stock	14,720,000	*	$14,720	-	$-	$-	$(14,720)	$-	$-
Net loss	-		$-	-	$-	$-	$-	$(86,600)	$(86,600)
Balance, December 31, 2007	80,000,000		$80,000	-	$-	16,320	$(14,720)	$(86,600)	$(5,000)

May 28, 2008 Common Shares Outstanding to former HomeLife, Inc. Shareholders	563,586		$564	-	$-	250,000	$-	$-	$250,564
June 13, 2008 Issuance to former MoneyLogixInc. Shareholder	200,000		$200	-	$-	(200)	$-	$-	$-
September 17, 2008 – Invoices Paid by Shareholder	-		$-	-	$-	1,436	$-	$-	$1,436
May 28, 2008 PreferredShares Outstanding of Former HomeLife, Inc. Shareholders	-		$-	1,500	$15,000	-	$-	$-	$15,000
September 25, 2008 – Preferred Shares Cancelled	-		$-	(1,500)	$(15,000)		$-	$-	$(15,000)
November 18, 2008 - Invoice Paid						7,500			7,500
Net Loss	-		$-	-	$-	-	$-	$(272, 312)	$(272,312)

Balance, December 31, 2008	80,763,586		$80,764	-	$-	275,056	$(14,720)	$(358,912)	$(17,812)

Net Loss	-		$-	-	$-		$	$(2,250)	$(2,250)
Balance, March 31, 2009	80,763,586		$80,764	-	$-	275,056	$(14,720)	$(361,162)	$(20,062)

* Share and per share amounts reflect the effect of the May 28, 2008 reorganization.

The accompanying notes are an integral part of these financial statements.

F6

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

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
MARCH 31, 2009

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
MARCH 31, 2009

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

Fair Value of Financial Instruments

The Company's financial instruments consist of accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values at March 31, 2009 and December 31, 2008, unless otherwise noted.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes . Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share , which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the period from December 7, 2007 (inception) to March 31, 2009.

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

F9

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH  31, 2009

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations . SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

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

F10

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

5.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended  March 31, 2009 and the year ended December 31,  2008, there was no interest or taxes paid by the Company.

6.	INCOME TAXES

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

a) Authorized

100,000 Class A Preferred shares of no par value, 6% non-cumulative dividend, voting, convertible to common shares at the option of the shareholder at a price equal to the face value of the Class A shares. Each Class A Preferred share carries 1,000 votes as compared with 1 vote for each Common share.  There were no shares issued and outstanding at March 31, 2009 and December 31, 2008.

100,000,000 Common shares of $0.001 par value

Issued

	March 31,	December 31,
	2009	2008
Shares Issued and Outstanding	80,763,586	80,763,586
	$80,764	$80,764

F11