Form 10-K/A
period 2008-12-31
MONEYLOGIX GROUP INC.
filed 2009-07-02
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2008

Commission File #33-0680443

MONEYLOGIX GROUP, INC.

 (Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

260 Edgeley Blvd, Suite 12, Concord, Ontario, Canada L4K-3Y4

 (Address of principal executive offices)(Zip Code)

905-761-1400
(Registrant's telephone no. including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

 (Title of class)

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes           ☐           No           ☐

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.

Yes           ☐           No           ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           ☐           No           ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐        No   ☐

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at June 29, 2009
Common Stock, $.0001 par value	89,538,586

Revenues for year ended December 31, 2008: $ nil

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2008 is: $41,189,428.  The value at June 29, 2009 is $179,077,172

Transfer Agent as of June 29, 2009:

OTR, Inc.
Transfer Agent & Registrar
1000 SW Broadway, Suite 920
Portland, Oregon 97205
(503) 225-0375
www.transfer.com

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Classified as a smaller reporting company as defined by rule 229.10 (f)(1), the following provides a description of our business.

Form and Year of Organization

MoneyLogix Group. is an early development stage capital investment company focussed on opportunistic acquisitions in the real estate market.   MoneyLogix Group focus is creating value through timely acquisitions, investing in high-yielding value enhancement tactics, and executing the best exit strategies for each unique investment property in Canada, USA and other international countries.

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

The company was originally incorporated in 1995 and its present ownership and form occurred in January 2008 after a reverse takeover as described in more detail below.

Bankruptcy, Receivership or Similar Proceeding

None

Material Reclassification, Merger, consolidation, or Purchase or Sale of a Significant Amount of Assets

On September 7, 2006 the Company entered into an Agreement and Plan of Merger with MIT Holding, Inc. This agreement provided for the following: (1) tax free reorganization with MIT Holding, Inc. whereby MIT becomes the wholly owned subsidiary of HomeLife; (2) $250,000 payment to the Company to pay present liabilities; (3) Andrew Cimerman will retain 240,000 shares of our common stock after a 4.2 to 1 reverse stock split; Mr. Cimerman will retire a certain amount of shares since he will own more than 240,000 shares after the 4.2 to 1 reverse stock split and the assets will be spun off to him in consideration for retirement of such shares. The transaction had a closing date of September 29, 2006 With the Closing to occur after MIT's required financial statements were completed and the Company had undertaken a fairness opinion for the spin off of the assets to Mr. Cimerman.

On November 29, 2006, Homelife filed in Federal Court against MIT Holding, Inc. for breach of contract and is seeking $2 million in damages. On March 22, 2007, both parties agreed to terminate the agreement with the payment of $27,500 from MIT Holding, Inc. to Homelife.

On January 3, 2008, Homelife entered into a share exchange agreement with Moneylogix Inc., a Delaware private corporation. The reverse merger transaction effected a change of control of the Company. The accounting acquirer is MoneyLogix, Inc. and the historical operations of the Company are the operations of MoneyLogix, Inc. Pursuant to the terms of the share exchange agreement, the parties agreed to the following:

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

On May 22, 2009 MoneyLogix  acquired a development property totalling approximately 100 acres in Barrie, Ontario adjacent to the GO Train Station which provides daily commuter transit service to downtown Toronto.  MoneyLogix is acquiring the property for the assumption of approximately C$9 million in debt and 8.775 million restricted common shares at C$2.00 per share for a total purchase price of C$26.3 million.

Business of Issuer

MoneyLogix Group. is an early development stage capital investment company focussed on opportunistic acquisitions in the real estate market.   MoneyLogix Group focus is creating value through timely acquisitions, investing in high-yielding value enhancement tactics, and executing the best exit strategies for each unique investment property in Canada, USA and other international countries.

It is MoneyLogix' intent to use its capital for the acquisition of undervalued residential and commercial real estate and zoned property and, with limited redevelopment, sell the acquired property at a substantial profit in the future when real estate values return to historical norms or better. Where ever possible, we will lease acquired premises to obtain rental income until such time as property values and market demands allow a divestiture of properties from our real estate portfolio that achieves a satisfactory return on investment to shareholders

Products and Services

MoneyLogix is currently developing a strategy to focus on real estate investment activities.  On May 22, 2009 the Company acquired a development property totalling approximately 100 acres in Barrie, Ontario adjacent to the GO Train Station which provides daily commuter transit service to downtown Toronto.

Government Licensure and Approvals

None

Effect of Existing or Probable Government Regulations on the Business

None

Research and Development Activities in Past Two Years

None.

Environmental Compliance Costs and Effects

None.

Employees

The Company had no employees at December 31, 2008.  As of June 29, 2009 the Company has four full time employees.

ITEM 1A.  RISK FACTORS

Not applicable as a smaller reporting company.

ITEM 2.  DESCRIPTION OF PROPERTY

As of December 31, 2008 MoneyLogix was not operating and had no property.

As of June 29, 2009 MoneyLogix operated out of a space located is located at 260 Edgeley Blvd, Suite 12, Concord, Ontario, Canada L4K-3Y4.  We lease this space for no fees from one of our shareholders.

On May 22, 2009  MoneyLogix purchased a development property totalling approximately 100 acres in Barrie, Ontario, at the corner of Mapleview Drive and Yonge Street,  adjacent to the GO Train Station which provides daily commuter transit service to downtown Toronto.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are approved for quotation on the OTC Bulletin Board under the symbol “MLXG”.

The following table represents the closing high and low bid information for our common stock during the last two fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The market for our common stock is sporadic and our stock is thinly traded.

2008	High	Low
First Quarter	$2.00	$0.88
Second Quarter	$1.01	$0.55
Third Quarter	$0.55	$0.55
Fourth Quarter	$0.55	$0.51

2007	High	Low
First Quarter	$1.32	$1.32
Second Quarter	$1.54	$1.32
Third Quarter	$1.98	$1.32
Fourth Quarter	$1.98	$1.10

Holders

On December 31, 2008, there were 1017 beneficial shareholders of record for our outstanding common stock.

Dividends

To date, we have paid no dividends on our shares of common stock and have no present intention of paying any dividends on our shares of common stock in the foreseeable future. The payment by us of dividends on the shares of common stock in the future, if any, rests solely within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other factors deemed relevant by our board of directors.  Although dividends are not limited currently by any agreements, it is anticipated that future agreements, if any, with institutional lenders or others may limit our ability to pay dividends on our shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plan

None

2008

The Company issued 80,000,000  shares, with an additional 20,000,000 shares to be issued, of our Common Stock to the Moneylogix shareholders in exchange for 100% of the outstanding shares of Moneylogix Group Inc, pursuant to the Agreement and Addendum, on May 28, 2008. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On May 28, 2008 the Company issued 563,586  common shares at a price of $0.44 per share for a total amount of $250,564 to former HomeLife Shareholders pursuant to the agreement and addendum.  .  The shares were issued at $0.01 per share, the par value of the security on the date of issue and the $250,000 to satisfy all outstanding debt of the company.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On June 13, 2008 the Company issued 200,000(Rule 144) common shares at a price of $0.01 per share for a total amount of $200 to a former MoneyLogix shareholder.   The shares were issued at $0.01 per share, the par value of the security on the date of issue   Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MoneyLogix Group, Inc. for the fiscal years ended December 31, 2008 and 2007.  The following information should be read in conjunction with the audited consolidated financial statements for the period ending December 31, 2008 and notes thereto appearing elsewhere in this Form 10-K.

Liquidity

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

As there are no current revenues from operating activities, the Company must presently rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that the Company will need to rely upon new capital contributions to pay the accrued liabilities

Capital Resources

Unless and until the Company increases its revenue and profitability from operations, we will continue to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders.

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

Off-Balance Sheet Arrangements

None

Tabular Disclosure of Contractual Obligations

Not applicable as a smaller reporting company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the Form 10-K has been made known to them.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(1) and 15(d) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.   Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain material weaknesses in our internal control over financial reporting as of December 31, 2008:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Because of the material weaknesses above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire a Chief Financial Officer and additional accounting staff.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Registrant Director and Executive Officer

The following table sets forth, as of December 31, 2008, the name and age of our sole director and executive officer.  The director will hold such office until the next annual meeting of shareholders and until his successor has been elected and qualified.

Name	Age	Position

Majid Haditaghi	43	President, CEO, CFO, Chief Accounting Officer and sole Director

Business Experience

The following summarizes the occupation and business experience of our sole director and executive officers:

Majd Haditaghi, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Chairman of the Board of Directors

Mr. Majid Haditaghi Graduated from Marmara School of Pharmacy in Turkey in 1990 and passed his Canadian College of Pharmacy Bar exam in 1992. As an executive, manager and owner of several large retail pharmacies in Canada, Mr. Haditaghi has extensive experience in retail operations. Mr. Haditaghi has helped numerous organizations  by providing management solutions designed to enhance their systems growth and profitability.

Mr. Haditaghi resigned his positions with us on May 12, 2009

On May 11, 2009 MoneyLogix announced its new management team and new board of directors.  The following table sets forth, as of June 29, 2009, the name and age of our directors and executive officers.  The directors will hold such office until the next annual meeting of shareholders and until his successors has been elected and qualified.

Name	Age	Position

Alex Haditaghi	35	Chairman of the Board of Directors

Mike Knarr	50	Director, Chief Executive Officer and President

Gary Cilevitz	39	Director, Chief Financial Officer and Corporate Secretary

Business Experience

The following summarizes the occupation and business experience of our Board of Directors and Corporate Officers:

Alex Haditaghi, Founder and Chairman of the Board of Directors

Alex Haditaghi has been working in the mortgage industry since 1999. He has worked with some of the top financial institutions in the country and has solid relationships with leading mortgage brokers and lenders. Realizing a need for an online mortgage brokerage in Canada, Mr. Haditaghi formed Lending Tree Canada in 2000, serving as CEO and President until he founded MortgageBrokers.com in 2005.

Michael Knarr, President & Chief Executive Officer

Mr. Knarr has been working in the consumer finance sector in Canada in a variety of senior management positions with General Electric from 1995 to 2008. In his last role at GE as COO of GE Money, Mr. Knarr was central to the launch, growth and eventual wind-down of GE's deposit-taking financial institution regulated under the Trust and Loan Companies Act, and was responsible for all operational elements. Mr. Knarr has an HBA from Wilfrid Laurier University.

Gary Cilevitz, Chief Financial Officer & Corporate Secretary

Mr. Cilevitz is a CA with 15 years experience in Canadian and American accounting with a focus in high growth public companies. Prior to MoneyLogix, Mr. Cilevitz held the position of CFO at Richview Resources Inc., a TSX listed company. During his tenure at Richview, he managed all finance, accounting, disclosure and regulatory filings.

Significant Contributing Management

The following table sets forth, as of June 29, 2009, the names and ages of our Canadian operations management team.

Name	Age	Position

Tom Copeland	51	Vice President of Operations

Adam Seanor	35	Vice President of Finance & Administration

Business Experience

Tom Copeland, EVP, Investments

Prior to MoneyLogix, Mr. Copeland was the Vice President, Finance for Easton's Group of Hotels where he was responsible for all aspects of the business including: finance, strategy, contract negotiation, administration and operations. During his 10 years, Easton's experienced double digit growth adding seven hotels and 1,200 rooms. Mr. Copeland holds an MBA from the University of Toronto.

Adam Seanor, EVP, Business Development & Investor Relations

As an equity research analyst with Clarus Securities, Mr. Seanor was responsible for coverage of TSX-listed, financial companies including banks, finance companies, and asset managers. Prior to that, Mr. Seanor held a similar role at Blackmont Capital. Mr. Seanor was awarded the CFA designation in 2003 and has an MBA from the Schulich School of Business

Family Relationships

None.

Involvement in Certain Legal Proceedings

None

Promoters and Control Persons

None.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008 and up to June 29, 2009.

Code of Ethics

MoneyLogix has adopted a Code of Business Conduct and Ethics applicable to our Directors, Officers and Management. The code of Business Conduct and Ethics is filed herewith as an exhibit.

Directors and Committees

As of December 31, 2009 the Company has only one director and, as such, has no nominating, audit or other committees of its board of directors.  The sole director of the Company does not qualify as an “audit committee financial expert.”

As of June 29, 2009 the Company has three non-independent directors as disclosed above.  Currently, the board and management are searching for qualified independent board of director members.

ITEM 11.  EXECUTIVE COMPENSATION

None

Compensation of Directors

No additional compensation was paid to Majid Haditaghi, our sole director for fiscal 2008.

Stock Option Grants In The Past Fiscal Year

None

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name of Beneficial Owner (1)	Number of Total Shares	Percent of class (1)

Majid Haditaghi	79,400,000	98.3%

All executive officers and directors as a group	79,400,000	98.3%

(1)	Based on 80,763,586 shares of common stock issued and outstanding as of December 31, 2008.

Name of Beneficial Owner (2)	Number of Total Shares	Percent of class (2)

Majid Haditaghi	79,400,000	88.7%

All executive officers and directors as a group	79,400,000	88.7%

(2)Based on 89,538,586 shares of common stock issued and outstanding as of June 29, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2008, we have incurred $7,500 and accrued $5,250 for professional services rendered for the audit and reviews of our financial statements.

For the Company's fiscal year ended December 31, 2007, we had incurred $5,000 for professional services rendered for the audit and reviews of our financial statements.

All Other Fees

None.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

5.0	Code of Business Conduct and Ethics

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MONEYLOGIX GROUP, INC.

By: /s/ Mike Knarr
Mike Knarr
Director ,Chief Executive Officer
and President

Dated: June 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mike Knarr	Director, Chief Financial Officer and President	June 29, 2009
Mike Knarr

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

4.
Moneylogix Inc. agreed to pay to the Company $250,000 for the satisfaction of all outstanding debt of the Company, including the outstanding amount owing to Mr. Cimerman. A current shareholder of Moneylogix Inc. made a payment of $250,000 to an agreed upon trust agent on May 28, 2008, to be released to the former majority shareholder upon on the complete satisfaction of all the terms of the agreement. The cash transaction occurred between shareholders and did not run through Moneylogix, Inc., therefore this is a non cash transaction included in Additional Paid in Capital in the accompanying Statements of Stockholder’s Deficit

5.	The Company will effect a 22 to 1 reverse split of the Company’s stock. The 22 to 1 reverse stock split took place on May 28, 2008;

6.
Following the 22 to 1 reverse stock split, Moneylogix Group agreed to issue 490,310 shares of common stock (post 22-for-1 reverse stock split) to Mr. Cimerman, the former Company Chief executive and majority shareholder, in consideration for Mr. Cimerman retiring a certain portion of debt the Company owes him and cancelling 10,000 of Our Class A preferred shares and 50 of Our Class AA Preferred Shares held by Mr. Cimerman. It was agreed that the 490,310 shares issued to Mr. Cimerman shall be restricted and locked up for transfer and monetization for 24 months. The 490,310 shares of common stock are included in the total 563,586 shares dated May 28, 2008 as Common Shares Outstanding to Former Homelife, Inc. Shareholders in the accompanying Statements of Stockholder’s Deficit.

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