Form 10-Q
period 2009-06-30
MONEYLOGIX GROUP INC.
filed 2009-08-14
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #

MONEYLOGIX GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-0680443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 260 Edgeley Blvd, Suite 12, Concord, Ontario L4K 3Y4
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒            No ☐

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at August 14, 2009
Common Stock, $.001 par value	94,538,586
 Aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 14, 2009 is: $95,483,972

Transfer Agent as of August 14, 2009:	OTR, Inc. Transfer Agent & Registrar 1000 SW Broadway, Suite 920 Portland, Oregon 97205 (503) 225-0375 www.transfer.com

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months and the six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-15.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the financial condition and results of operations of MoneyLogix Group, Inc. for the three months and six months ending June 30, 2009 and 2008.    The following information should be read in conjunction with the reviewed financial statements for the period ending June 30, 2009 and notes thereto appearing elsewhere in this form 10-Q.

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

2.	MoneyLogix Group agreed to change the name of the Company from Homelife, Inc. to MoneyLogix Group, Inc. This was executed on January 29th , 2008;

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

4.
MoneyLogix Inc. agreed to pay to the Company $250,000 for the satisfaction of all outstanding debt of the Company, including the outstanding amount owing to Mr. Cimerman. MoneyLogix Inc. made payment of $250,000 to an agreed upon trust agent on May 28, 2008, to be released to the Company upon on the complete satisfaction of all the terms of the agreement.  The cash occurred between shareholders and did not run through Moneylogix, Inc., therefore this is a non cash transaction included in Capital in the accompanying Statements of Stockholder’s Deficit.

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

To execute the business strategy, MoneyLogix added the following individuals to its management team effective May 11th, 2009: Mike Knarr, President & Chief Executive Officer; Gary Cilevitz, Chief Financial Officer and Corporate Secretary; Tom Copeland, Executive Vice President; Adam Seanor, Executive Vice President.   Concurrently, the Corporation elected Alex Haditaghi to the position of Chairman of the Board effective August 11, 2009.  The Board of Directors consist of Alex Haditaghi, Mike Knarr and Gary Cilevitz as at May 11th, 2009 and are currently searching for independent directors.   Majid Haditaghi resigned effectively May 12, 2009 as an officer and director.

On May 20, 2009 the Company acquired all of the stock of 2131059 Ontario Limited.  The acquired business 100% owns an approximately 100 acre property in Barrie, Ontario, Canada which it is developing.  The purchase price for 2131059 was approximately $23,000,000 (Canadian $26,300,000) which was funded by assumption of Mortgages Payable of  $7,567,647(Canadian $8,630,000), Accounts Payable of  $175,000(Canadian $200,000) and the issuance of 8,775,000 restricted common shares of MoneyLogix at  $1.75 (Canadian $2.00) per share.

During the past two years, other than the share exchange agreement described here-to-fore, there has not been any negotiations, transactions or material contracts between the Company and MoneyLogix Inc. regarding a merger, consolidation, acquisition, tender offer, election of directors or sale/transfer of material assets of either company.

The Company’s corporate offices are at 260 Edgeley Blvd, Suite 12, Concord, Ontario L4K 3Y4.  Our current contact information for our office is telephone number: (905) 761-1400.

Results of Operations

The Company reported no revenue from operations during the three month and six month period ending June 30, 2009.  Comparatively, the Company reported no revenue from operations during the three month and six month period ending June 30, 2008.

The Company incurred expenses of $563,080 for the three month period ending June 30, 2009 and $565,330 for the six month period ending June 30, 2009.  The expenses consist primarily of professional fees and office and general in regards to setting up the company and doing the necessary filings.  Stock compensation expense and consulting and payroll fees are for management to commence operations in the necessary period.   Comparatively, for the three month period and six month period ending June 30, 2008, the Company incurred professional fees expenditures of $23,814. The Company reported total operating expenses of $924,242 period from December 7, 2007 (the inception date.) to June 30, 2009

The Company recorded a Net Loss for the three month period and six month period ending June 30, 2009 of $563,080 and $565,330 with a comparative net loss for 2008 of $23,814 for both periods.   For the period from December 7, 2007 (inception date) to June 30, 2009, the Company recorded a cumulative Net Loss of $924,242

Liquidity and Capital Resources

At June 30, 2009, we had $26,485 of cash and total assets of $22,767,496. Comparatively at December 31, 2008, we had zero cash and zero total assets.

At June 30, 2009, we had Liabilities of $8,312,469.   Comparatively at December 31, 2008, the Company had $17,812 in accrued liabilities for a total of $17,812 in liabilities.

As there are no current revenues from operating activities, the Company must presently rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that the Company will need to rely upon new capital contributions to pay the accrued liabilities.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three month period ending June 30, 2009, the Company incurred a Net Loss of $563,080 and for the six month period ending June 30, 2008 the Company incurred a Net Loss of $565,330.  Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2009, our Chief Executive and Chief Financial Officer as of June 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 ..   DEFAULTS UPON SENIOR SECURITIES

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

On May 19, 2009 the Company filed a Form 8K announcing the new management and the board of directors.

On May 27, 2009, the Company filed a Form 8K disclosing the purchase of a 100 acre development project in Barrie, Ontario, Canada.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MONEYLOGIX GROUP, INC.

By:	/s/ Mike Knarr
Mike Knarr
President and Chief Executive Officer

Dated: August 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mike Knarr	President and Chief Executive Officer	August 14, 2009
Mike Knarr

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
JUNE 30, 2009
CONTENTS

Page
FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	F3
Condensed Consolidated Statements of Operations	F4
Condensed Consolidated Statements of Cash Flows	F5
Condensed Consolidated Statement of Stockholders’ Deficit	F6
Notes to the Condensed Consolidated Financial Statements	F7 - F15

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current Assets
Property undergoing development	$22,638,019	-
Cash	26,485	-
Due from Baywood Homes Partnership(note 5)	102,992	-

Total Assets	$22,767,496	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Mortgage Payable(note 6)	$7,353,040	$-
Accounts Payable and accrued liabilities	352,554	17,812
Stock Compensation Liability(note 8)	408,000	-
Advances from related party(note 7)	198,875	-
Total Liabilities	8,312,469	17,812
Stockholders' Deficit
Preferred Stock, $10 par value; 100,000 shares authorized, none issued (Note 10)	-	-
Capital stock, $.001 par value; 100,000,000 shares authorized; 89,538,586 issued and outstanding (Note 10)	89,539	80,764
Additional Paid in Capital	15,655,876	275,056
Stock subscription receivable	-	(14,720)
Other Comprehensive Loss	(366,146)	-
Deficit accumulated during the development stage	(924,242)	(358,912)
Total Stockholders' Deficit	14,455,027	(17,812)
Total Liabilities and Stockholders' Deficit	$22,767,496	$-

The accompanying notes are an integral part of these financial statements.

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					For the Period
					from December 7,
	Three Months Ended June 30,		Six Months Ended June 30,		2007 (inception)
	2009	2008	2009	2008	to June 30, 2009
	(Unaudited)	-	(Unaudited)	-

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Professional Fees	39,992	23,814	42,242	23,814	68,990
Office and General	33,198		33,198	-	33,198
Stock Compensation expense	408,000	-	408,000	-	408,000
Consulting and Payroll Fees	81,890	-	81,890	-	163,490
Cost of Reorganization					250,564
TOTAL OPERATING EXPENSES	563,080	23,814	565,330	23,814	(924,242)

NET LOSS	$(563,080)	$(23,814)	$(565,330)	$(23,814)	$(924,242)
Foreign Currency Translation	(366,146)	-	(366,146)	-	(366,146)
COMPREHENSIVE LOSS	(929,226)	(23,814)	(931,476)	(23,814)	(1,290,388)
Net loss per share - basic and diluted	$(0.01)	$-	$(0.01)	$-

Weighted average number of shares
outstanding - basic and diluted	85,541,086	80,247,933	87,513,586	80,123,967

The accompanying notes are an integral part of these financial statements.

  MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Sic Months Ended June 30, 2009	Six Months Ended June 30, 2008	For the Period from Inception (December 7, 2007) to June 30, 2009

Cash Flows from Operating Activities
Net loss	(565,330)	(23,814)	$(924,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-Cash consulting fees	-	-	81,600
Non-Cash Cost of Reorganization	-	-	250,564
Expenses paid by Stockholder	-	15,564	8,936
Stock subscription receivable(services)	14,720	-	14,720
Stock compensation expense	408,000	-	408,000
Accounts Payable and accrued liabilities	47,100	8,250	64,912

Net Cash Used in Operating Activities	(95,510)	-	(95,510)

Cash Flows from Investing Activities
Increase in Property undergoing development	(60,131)	-	(60,131)
Cash acquired on purchase of subsidiary	1,460	-	1,460

Net Cash Provided by Investing Activities	(58,671)	-	(58,671)

Cash Flows from Financing Activities
Due from Shareholder	198,875	-	198,875
Decrease in Mortgage Payable	(34,240)	-	(34,240)
Due from Baywood Homes Partnership	8,560	-	8,560

Net Cash Provided by Financing Activities	173,195	-	173,195

Foreign Exchange on Balances	7,471	-	7,471

Net Increase in Cash and Cash Equivalents	26,485	-	26,485

Cash and Cash Equivalents - Beginning of Period	-	-	-

Cash and Cash Equivalents - End of Period	$26,485	$-	$26,485
Supplemental Cash Flow Information
Interest paid	$116,583	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MONEYLOGIX GROUP, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM THE DATE OF INCEPTION
(DECEMBER 7, 2007) TO JUNE 30, 2009

	Common Stock			Preferred Stock		Additional Paid-In	Stock Subscription	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders'
	Shares		Amount	Shares	Amount	Capital	Receivable	Loss	Stage	Deficit
Issuance of common stock for services	65,280,000	*	$65,280	-	$-	$16,320	$-	$-	-	$81,600
Issuance of common stock	14,720,000	*	$14,720	-	$-	$-	$(14,720)	$-	-	$-
Net loss	-		$-	-	$-	$-	$-	$-	(86,600)	$(86,600)
Balance, December 31, 2007	80,000,000		$80,000	-	$-	16,320	$(14,720)	$-	(86,600)	$(5,000)

May 28, 2008 Common Shares Outstanding to former HomeLife, Inc. Shareholders	563,586		$564	-	$-	250,000	$-	$-	-	$250,564
June 13, 2008 Issuance to former MoneyLogixInc. Shareholder	200,000		$200	-	$-	(200)	$-	$-	-	$-
September 17, 2008 – Invoices Paid by Shareholder	-		$-	-	$-	1,436	$-	$-	-	$1,436
May 28, 2008 Preferred Shares Outstanding of Former HomeLife, Inc. Shareholders	-		$-	1,500	$15,000	-	$-	$-	-	$15,000
September 25, 2008 – Preferred Shares Cancelled	-		$-	(1,500)	$(15,000)	-	$-	$-	-	$(15,000)
November 18, 2008 - Invoice Paid	-		-			7,500		-	-	7,500
Net Loss	-		$-	-	$-	-	$-	$-	(272,312)	$(272,312)

Balance, December 31, 2008	80,763,586		$80,764	-	$-	275,056	$(14,720)	$-	(358,912)	$(17,812)

May 20, 2009 Purchase of 2031059 Ontario Limited	8,775,000		8,775	-	-	15,380,820	-	-	-	15,389,595
June 30, 2009 Stock subscription exchanged for services	-		-	-	-	-	14,720	-	-	14,720
Foreign Currency Translation	-		-	-	-	-	-	(366,146)	-	(366,146)
Net Loss	-		$-	-	$-	-	$-	$-	(565,330)	$(565,330)
Balance, June 30, 2009	89,538,586		$89,539	-	$-	15,655,876	$-	$(366,146)	(924,242)	$(14,445,027)

 * Share and per share amounts reflect the effect of the May 28, 2008 reorganization.

The accompanying notes are an integral part of these financial statements.

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

MoneyLogix Group, Inc. ("MoneyLogix" or the “Company”), (formerly Homelife, Inc.), which registered a change of name with the State of Nevada on January 29, 2008 was formerly know as Homelife, Inc. and is organized under the laws of the State of Nevada.

MoneyLogix are presently conducted through the Company’s subsidiaries, MoneyLogix Group, Inc(an Ontario, Canada company) and 2131059 Ontario Limited(“2131059’)(an Ontario, Canada company).     MoneyLogix Group is a development stage capital investment company focussed on opportunistic acquisitions in the real estate market.   MoneyLogix Group focus is creating value through timely acquisitions, investing in high-yielding value enhancement tactics, and executing the best exit strategies for each unique investment property in Canada, USA and other international countries.

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

2.	MoneyLogix Group agreed to change the name of the Company from Homelife, Inc. to MoneyLogix Group, Inc. This was executed on January 29th , 2008;

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

4.
MoneyLogix Inc. agreed to pay to the Company $250,000 for the satisfaction of all outstanding debt of the Company, including the outstanding amount owing to Mr. Cimerman. MoneyLogix Inc. made payment of $250,000 to an agreed upon trust agent on May 28, 2008, to be released to the Company upon on the complete satisfaction of all the terms of the agreement.  The cash occurred between shareholders and did not run through Moneylogix, Inc.,  therefore this is a non cash transaction included in Capital in the accompanying Statements of Stockholder’s Deficit.

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
JUNE 30, 2009

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

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2008 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of June 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

Basis of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company, its wholly-owned subsidiaries MoneyLogix Group, Inc and 2131059 Ontario Limited Inc. All significant inter-company transactions and balances have been eliminated upon consolidation.

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Comprehensive Income or Loss

The Company adopted SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders’ deficit, and consists of net loss and unrealized gains (loss) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

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

There were no dilutive financial instruments for the period from December 7, 2007 (inception) to June 30, 2009.

Financial Instruments

In accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2009, the carrying value of accounts payable and accrued liabilities, advances from related party, and Mortgage Payable approximate their fair value because of the limited terms of these instruments.

In accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 157, “Defining Fair Value Measurement”   ("SFAS No. 157"), the Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation”. The Company’s functional currency is the Canadian dollar. All assets and liabilities are translated into United States dollars using the exchange rates prevailing at the end of the period. Revenues and expenses are translated using the average exchange rates prevailing throughout the year.

Unrealized foreign exchange amounts resulting from translations at different rates according to their nature are included in accumulated other comprehensive income.

Realized foreign currency transaction gains and losses are recognized in operations.

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

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

Impairment of Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in note 3, the long-lived assets have been valued on a going concern basis; however, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

Property undergoing development

In accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”) and Statement of Financial Accounting Standards No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS 67”), we capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a project.  Pursuant to SFAS 34 and SFAS 67, capitalization of construction, development and redevelopment costs is required while activities are ongoing to prepare an asset for its intended use.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Costs previously capitalized related to abandoned acquisitions or development opportunities are written off.  Should development, redevelopment or construction activity cease, interest, property taxes, insurance and certain costs would no longer be eligible for capitalization, and would be expensed as incurred

In accordance with SFAS 144, we classify a property as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary; (3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale”, its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  A loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less costs to sell in the period the asset qualifies as “held for sale”.   Depreciation of assets ceases upon designation of a property as “held for sale”.

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

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

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly

 MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In May 2009, the FASB issued SFAS No.165, “Subsequent Events,” which establishes general standards for accounting for disclosure of events that occur after the balance sheet day but before the financial statement are issued or are available to be issued.  The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009.  Management has evaluated the impact of the adoption of SFAS 165 and it has no impact the Company’s results of operations, financial position or cash flows.

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification (“SFAS 168’), as the single source of authoritative nongovernmental  U.S. generally accepted accounting principles(GAAP).  The Codification is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in SFAS 168.  All other accounting literature not included in the Codification is non-authoritative.  Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company’s result of operation, financial position or cash flows.

5.	ACQUISITION OF 2131059 ONTARIO LIMITED

On May 20, 2009 the Company acquired all of the stock  of  2131059 Ontario Limited.  The acquired business 100% owns an approximately 100 acre property in Barrie, Ontario, Canada which it is developing.

The purchase price for 2131059 was approximately $23million (Canadian $26,300,000) which was funded by assumption of Mortgages Payable of  $7,568,000(Canadian $8,630,000), Accounts Payable of  $175,000(Canadian $200,000) and the issuance of 8,775,000 restricted common shares of MoneyLogix at $1.75(Canadian $2.00)  per share.

Under the purchase method of accounting, the initial purchase price is allocated to 2131059 s net tangible and assets based upon their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation as of May 20, 2009 is as follows:

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

5.	ACQUISITION OF 2131059 ONTARIO LIMITED(cont’d)

At May 20, 2009

Property under Development	$23,113,000
Cash and Other Assets	3,500
Accounts Receivable	130,000
Total assets acquired	23,246,500

Mortgages Payable	7,568,000
Accounts Payable	289,500
Total Liabilities acquired	7,857,500

Net assets acquired	15,389,000

Stock Issued to sellers [8,775,000@$1.7538 US}	15,389,000
Net assets acquired	$15,389,000

The above table comprises our supplemental disclosure of non-cash investing and financing activities.

The following table represents MoneyLogix proforma consolidated results of operations as if the acquisition of 2131059 had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical MoneyLogix results to include 2131059 results of operations The proforma results do not include any cost savings or additional sales that may result from the combination of MoneyLogix and

2131059 operations. The proforma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessary indicative of future results.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue	-	-	-	-
Total Operating Expenses	$563,080	$23,814	$565,330	$23,814
Net Loss	$(563,080)	$(23,814)	$(565,330)	$(23,814)
Net Loss per share- basis and diluted	$(0.01)	$-	$(0.01)	$-
Weighted average number of shares-basis and diluted	89,583,586	89,022,933	89,583,586	88,898,967

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

6.	MORTGAGE PAYABLE

	June 30, 2009	December 31, 2008
Mortgage notes payable (a)	$5,641,040	$-
Mortgage notes payable (b)	1,027,200	-
Mortgage notes payable (c)	684,800	-

Totals	$7,353,040	$-

(a)
 Mortgage note payable to Firm Capital payable in monthly installments, bearing interest at a floating rate at the greater of 10.75% per annum or the Toronto Dominion Interest rate plus 4.00%.  The term is 1 year expiring October 1, 2009 with $20,000 principal payments per month being calculated on a declining balance method.  This mortgage note is secured by a first mortgage interest in a real estate property in Ontario, Canada.

(b)
 Mortgage note payable to Sora Development Corp payable in monthly installments of interest only, at a rate at of 10% per annum.  The mortgage is currently month to month and has been guaranteed by an unrelated third party. This mortgage note is secured by a second mortgage interest in a   real estate property in Ontario, Canada.

(c)
 Mortgage note payable to C-1 Holdings Inc. payable in monthly installments of interest only, at a rate at of 10% per annum.  The mortgage is currently month to month and has been guaranteed by an unrelated third party. This mortgage note is secured by a third mortgage interest in a   real estate property in Ontario, Canada.

7.	ADVANCES FROM RELATED PARTY

Amounts due from a related party are non-interest bearing, due on demand and have no fixed repayment terms.

8.	STOCK COMPENSATION LIABILITY

The Company has recorded stock compensation liability for its Company Management and Officers in the amount of $408,000 for 800,000 shares in regards to their employment agreements.  The shares will be issued in May 2010.

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

9.	INCOME TAXES

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

a) Authorized

100,000 Class A Preferred shares of no par value, 6% non-cumulative dividend, voting, convertible to common shares at the option of the shareholder at a price equal to the face value of the Class A shares. Each Class A Preferred share carries 1,000 votes as compared with 1 vote for each Common share.  There were no shares issued and outstanding at June 30, 2009 and December 31, 2008.

100,000,000 Common shares of $0.001 par value

Issued

	June 30,	December 31,
	2009	2008
Shares Issued and Outstanding	89,538,586	80,763,586
	$89,539	$80,764

11.	SUBSEQUENT EVENT

Subsequent to the quarter end, the company issued 5 million shares and took back a mortgage in the amount of approximate $819,000 to cancel an obligation to issue 19,800,000 as discussed in Note 1, item 3