Form 10-Q
period 2009-09-30
MONEYLOGIX GROUP INC.
filed 2009-11-23
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Yes  ☒            No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒            No ☐

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at November 20, 2009
Common Stock, $.001 par value	85,763,586

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months and the nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-15.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the financial condition and results of operations of MoneyLogix Group, Inc. for the three months and nine months ending September 30, 2009 and 2008.    The following information should be read in conjunction with the reviewed financial statements for the period ending September 30, 2009 and notes thereto appearing elsewhere in this form 10-Q.

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

MoneyLogix Group is a development stage capital investment company focused on opportunistic acquisitions in the real estate market.   MoneyLogix Group focus is creating value through timely acquisitions, investing in high-yielding value enhancement tactics, and executing the best exit strategies for each unique investment property in Canada, USA and other international countries.

It is our intent to use our capital for the acquisition of undervalued residential and commercial real estate and zoned property and, with limited redevelopment, sell the acquired property at a substantial profit in the future when real estate values return to historical norms or better.

Where ever possible, we will lease acquired premises to obtain rental income until such time as property values and market demands allow a divestiture of properties from our real estate portfolio that achieves a satisfactory return on investment to shareholders.

To execute the business strategy, we added the following individuals to its management team effective May 11, 2009: Mike Knarr, President & Chief Executive Officer; Gary Cilevitz, Chief Financial Officer and Corporate Secretary; Tom Copeland, Executive Vice President; Adam Seanor, Executive Vice President.   Concurrently, the Corporation elected Alex Haditaghi to the position of Chairman of the Board effective August 11, 2009.  The Board of Directors consist of Alex Haditaghi, Mike Knarr and Gary Cilevitz as at May 11, 2009 and are currently searching for independent directors.   Majid Haditaghi resigned effectively May 12, 2009 as an officer and director. Effective September 4, 2009 Tom Copeland and Adam Seanor were no longer employed by the Company.  Effective November 15, 2009, Mike Knarr resigned as President & Chief Executive Officer and as a Director of the Company.   Gary Cilevitz will fulfil the duties of President  & Chief Executive Officer.

Acquisition of 2131059 ONTARIO LIMITED

On May 22, 2009, MoneyLogix completed the acquisition of 2131059 ONTARIO LIMITED (“Mapleview”, or “Acquisition”), in accordance with the share purchase agreement between the parties.  Pursuant to the terms of the agreement, MoneyLogix agreed to issue 8,775,000 restricted common shares to 2206659 Ontario Ltd valued at $1.75  (CDN$2.00) per share for a total of $ 15,389,000 (CDN $17,550,000) and assumed additional debt in the amount of approximately $ 7,857,500 (CDN $9,0000,000).  MoneyLogix has assigned all the common shares of Mapleview to MoneyLogix Group, Inc (“MLXG CANADA”), a 100%  owned subsidiary of  MoneyLogix.  As a result of this assignment, Mapleview becomes a 100% wholly owned subsidiary of MLXG CANADA. Since MLXG CANADA is a wholly owned subsidiary of Moneylogix,  MoneyLogix becomes the indirect owner of Mapleview.

About 2131059 Ontario Ltd.

Established in March 2007, Mapleview is the registered owner of the property municipally known as North Side Mapleview Drive East, Barrie, Ontario comprising approximately 50 acres of land, being PIN 580910288, S.Pt.Lot 16, Conc, Being Part 1, Reference 51R-22937, City of Barrie, County of Simcoe, and comprising approximately 49.48 acres PIN 580911689, S ½ Lot 16, Conc. 12, Being Part 1 Reference Plan 51R-22928, City of Barrie, County of Simcoe;

MoneyLogix purchased the property after extensive review and investigation of the future development potential.  The local municipality, Barrie, has adopted the planning department’s recommendations regarding the density (number of units per hectare) and intensification (increasing density) throughout the City, which will become part of the municipality’s Official Plan expected to be adopted on June 16, 2009.  This property is included in that densification, potentially raising the approved number of dwelling units from 250 currently approved to approximately 2,600 units.

This property is located at the corner of Mapleview Drive and Yonge Street adjacent to the GO Train Station in Barrie which provides daily commuter transit service directly to downtown Toronto, and immediately adjacent to a residential development that is expected to be fully completed and occupied in 2010.  The property is the last remaining section in the vicinity both designated for residential development and intensification.

The Vendor of the lands worked closely with City Planning staff and councilors, and has provided a concept plan for the site including approximately 1,500 dwelling units, and while the concept plan has yet to be approved for zoning and draft subdivision, it is believed that because of the excellent location of the property site plan approval may be achieved in 12-18 months.

With the potential for increased densification and the proximity to the GO Train, MoneyLogix’s management believes the Mapleview property demonstrates the Company’s strategy of opportunistically investing in properties with the potential for significant capital appreciation.

The purchase price for 2131059 was approximately $23,000,000 (Canadian $26,300,000) which was funded by assumption of Mortgages Payable of $7,568,000(Canadian $8,630,000), Accounts Payable of $175,000(Canadian $200,000) and the issuance of 8,775,000 restricted common shares of MoneyLogix at $1.75(Canadian $2.00) per share.

Under the purchase method of accounting, the initial purchase price is allocated to 2131059 s net tangible and assets based upon their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation as of May 20, 2009 is as follows:

At May 20, 2009

Property under Development	$23,113,000
Cash and Other Assets	3,500
Due from Baywood Homes Partnership	130,000
Total assets acquired	23,246,500

Mortgages Payable	7,568,000
Accounts Payable	289,500
Total Liabilities acquired	7,857,500

Net assets acquired	15,389,000

Stock Issued to sellers [8,775,000@$1.7538 US]	15,389,000
Net shares issued	$15,389,000

The above table comprises our supplemental disclosure of non-cash investing and financing activities.

The Company acquired Three Mortgages as of May 20, 2009 and consist of the following:

May 20, 2009

Mortgage notes payable (a)	$5,813,847
Mortgage notes payable (b)	1,052,280
Mortgage notes payable (c)	701,520

Totals	$7,567,647

(a)
Mortgage note payable to Firm Capital payable in monthly installments, bearing interest at a floating rate at the greater of 10.75% per annum or the Toronto Dominion Interest rate plus 4.00%.  The term is 1 year expiring October 1, 2009 with $17,140 ($20,000CDN) principal payments per month being calculated on a declining balance method.  This mortgage note is secured by a first mortgage interest in a real estate property in Ontario, Canada.

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

New Fourth Mortgage

As disclosed in the  8-K filed on July 22, 2008 per the  addendum to the agreement of the share exchange agreement dated  January 3, 2008, MoneyLogix had an obligation to issue an additional  20,000,000 shares  to a shareholder.  In a related party transaction which occurred on July 9, 2009, in consideration of cancelling the obligation to issue 19,800,000 shares, MoneyLogix agreed to issue only 5,000,000 of those shares and allow a 4th  mortgage to be registered on its Mapleview property in the amount of $819,000 (CDN $950,000).  The consideration received was reviewed by management, the board of directors and with independent legal counsel and was deemed reasonable. By entering into this transaction, the Company avoided further shareholder dilution of 15 million shares and in exchange for an amount equivalent to $0.0545 per share, whereas the fair market share price on July 9, 2009 was $2.00.  The book value per share price at June 30, 2009 was $0.16.

The fourth mortgage was issued to Trisan Equitable Corporation (“Trisan”) in the amount of $819,000 (CDN $950,000) with a maturity date of October 30, 2009 with 0% interest.  If the mortgage is not paid by the maturity date, default interest on the mortgage will be charged from October 31, 2009 at an interest rate of 24% per annum, calculated semi-annually.  As security for payment of the debt pursuant to the mortgage, a transfer/deed of land in registerable form for the property (“Quitclaim’) will be held and utilized on behalf of and for the benefit of Trisan. Trisan will be permitted and authorized to register the Quitclaim on title upon occurrence of a trigger date.  A trigger date shall be deemed to occur on the earlier of the following:  November 30, 2009 if the debt plus accrued interest has not been paid or if an event of default has not been cured prior to the expiration of the 30 day period, on the 30th day following written notice being sent by Trisan or its solicitors.

Disposition of 2131059 ONTARIO LIMITED

On August 24, 2009, MoneyLogix Group, Inc. (“MoneyLogix”, the “Company” or “We”) completed the disposition of 2131059 ONTARIO LIMITED (“Mapleview” or  “2131059”), in accordance with the share purchase agreement between MoneyLogix and Ralph Canonaco, in trust. Mapleview is the registered owner of the property municipally known as North Side Mapleview Drive East, Barrie, Ontario comprising approximately 50 acres of land, being PIN 580910288, S.Pt.Lot 16, Conc, Being Part 1, Reference 51R-22937, City of Barrie, County of Simcoe, and comprising approximately 49.48 acres PIN 580911689, S ½ Lot 16, Conc. 12, Being Part 1 Reference Plan 51R-22928, City of Barrie, County of Simcoe.

The purchaser was part of the original group that MoneyLogix had acquired this property from. Pursuant to the terms of the agreement, the purchaser  agreed to the  purchase price of Fifteen Million, Two Hundred and Fifteen Thousand, Seven Hundred and Ninety Four dollars  $15,215,794  (CDN $16,387,500).

The consideration received was satisfied as follows:  the purchaser assumed all existing mortgages at closing of $ 8,792,895 (CDN $9,470,000), provided mortgages to MoneyLogix of $2,349,100 (CDN $ 2,530,000) and the return of 8,775,000 restricted common shares of MoneyLogix which were issued in connection with the original purchase of Mapleview.

The 8,775,000 restricted common shares of MoneyLogix were valued at $0.46(CDN $0.50) for a total of $4,036,500 (CDN $4,387,500).

The mortgages received are valued at $2,349,100 (CDN $2,530,000) and are due December 31, 2009, consisting of a  collateral mortgage in fifth position on Mapleview property and a collateral mortgage in second position on a property in Downtown Toronto.  The mortgages have an interest rate of 0% to October 28, 2009, and from October 29, 2009 thereafter at the rate of 1.5% per month.  The mortgages have a personal guarantee from the purchaser.

In addition to the consideration noted above, MoneyLogix will receive the following:

Six Serviced Family Residential Lots, subject to a reasonable cost for severance and a cost sharing agreement.  Management estimates the value of these serviced lots have a net total value of $373,560 (CDN $400,000);

100 residential units, subject to a cost sharing agreement.  Management estimates the value of these residential lots have a net total value of $700,426 ($750,000)

An option to acquire 150 residential units, subject to a cost sharing agreement, for $14,009 (CDN $15,000) each.  Management has not estimated a value at the present time; and,

The purchaser assumed accounts payable of up to $280,170 (CDN $300,000).

After reviewing several exit strategies for the Mapleview lands including refinancing, joint ventures and other outright sales, MoneyLogix management and the Board of Directors determined that the executed transaction provided the best use of the company asset.  Anticipated proceeds from the mortgages will provide working capital to support MoneyLogix’s operations and business plan for approximately 18 months.

After the completed transaction, MoneyLogix estimation in regards to the Mapleview transaction was left with the following consideration:

Mortgages Receivable	$1,867,800
Serviced Single Family Residential Lots (net)	373,560
Residential Units- Gross (subject to cost sharing agreement)	700,426
$2,941,786

*  Option to Buy 150 Units  @$14,009 (subject to cost sharing agreement)

On November 17, 2009, the Company sold the Mortgage Receivable, Residential Units and the option to acquire 150 residential units for cash consideration of $1,903,800 (CDN $2,000,000), two promissory note of $ 230,588 (CDN $245,240) and $ 713,9255 (CDN $750,000). Six Serviced Family Residential Lots with a net total value of $ 373,560 (CDN $400,000) were retained. The sale of the Mortgage Receivable was to an unrelated party and the two promissory notes were to Ralph Canonaco of Baywood Homes Partnership. The terms of the $230,588 promissory note are interest bearing at 1% per month due December 31, 2009 and secured by a 6`i' Mortgage on the Mapleview Property. The terms of the $ 713,925 promissory note is non interest bearing till August 2010 and then 12% per annum and due December 31, 2010.

Other

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

Results of Operations

The Company reported no revenue from operations during the three month and nine month period ending September 30, 2009.  Comparatively, the Company reported no revenue from operations during the three month and nine month period ending September 30, 2008.

The Company incurred expenses of 188,936 for the three month period ending September 30, 2009 and $754,266for the nine month period ending September   30, 2009.  The primary expense was for stock compensation expense and consulting and payroll fees for management to commence operations in the necessary period.  The other expenses consist primarily of professional fees and office and general in regards to setting up the company and doing the necessary filings.   Comparatively, for the three month period and nine month period ending September 30, 2008, the Company incurred professional fees expenditures of $15,936 and reorganization costs of 250,564. The Company reported total operating expenses of $1,113,178 period from December 7, 2007 (the inception date) to September 30, 2009.

The Company recorded a net loss for the three month period and nine month period ending September 30, 2009 of $188,936 and $754,266 with a comparative net loss for 2008 of $7,686 and 266,500 for both periods.   For the period from December 7, 2007 (inception date) to September 30, 2009, the Company recorded a cumulative Net Loss of $1,113,178.

Liquidity and Capital Resources

At September 30, 2009, we had $104 of bank indebtness and total assets of $2,941,786. Comparatively at December 31, 2008, we had zero cash and zero total assets.

At September 30, 2009, we had liabilities of $1,070,921.   Comparatively at December 31, 2008, the Company had $17,812 in accrued liabilities for a total of $17,812 in liabilities.

As there are no current revenues from operating activities, the Company must presently rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that the Company will need to rely upon new capital contributions to pay the accrued liabilities.

On August 24, 2009 MoneyLogix received a Mortgage Receivable on the disposition of 2131059 ONTARIO LIMITED.  The mortgages received are valued at $1,867,800 (CDN $2,000,000) and is due December 31, 2009, consisting of a  collateral mortgage in fifth position on Mapleview property and a collateral mortgage in second position on a property in Downtown Toronto.  The mortgages have an interest rate of  0% to October 28, 2009, and from October 29, 2009 thereafter at the rate of 1.5% per month.  The mortgages have a personal guarantee from the purchaser. Anticipated proceeds from the mortgages will provide working capital to support MoneyLogix’s operations and business plan for approximately 18 months.

On November 17, 2009, the Company sold the Mortgage Receivable, Residential Units and the option to acquire 150 residential units for cash consideration of $1,903,800 (CDN $2,000,000), two promissory note of $ 230,588 (CDN $245,240) and $ 713,9255 (CDN $750,000). Six Serviced Family Residential Lots with a net total value of $ 373,560 (CDN $400,000) were retained. The sale of the Mortgage Receivable was to an unrelated party and the two promissory notes were to Ralph Canonaco of Baywood Homes Partnership. The terms of the $230,588 promissory note are interest bearing at 1% per month due December 31, 2009 and secured by a 6`i' Mortgage on the Mapleview Property. The terms of the $ 713,925 promissory note is non interest bearing till August 2010 and then 12% per annum and due December 31, 2010.

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

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three month period ending September   30, 2009, the Company incurred a Net Loss of $188,936 and for the nine month period ending September 30, 2009 the Company incurred a Net Loss of $754,266. Accumulated Losses from inception to December 31, 2009 total $1,117,626.   Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.  .

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

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2009, our Chief Executive and Chief Financial Officer as of September 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Two former employees (“Plaintiffs”) have commenced an action on October 2009 in Ontario, Canada against the Company.  The statement of claim is for an aggregate payment of approximately $466,950 ($500,000 CDN) related to wrongful dismissal.  The Company plans to vigorously defend itself in this claim and has will launch a counter suit against the plaintiffs in the amount of $1,903,000($2,000,000 CDN).   Included in Accounts Payable and Stock Compensation Liability is approximately $260,000 relating to salaries, expenses and stock compensation.  At the present time, the Company and its legal counsel agree that the outcome of this proceeding cannot be reasonably determined at this time.

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

On August 8, 2009, the Company filed a Form 8K/a disclosing the acquisition for 2131959 Ontario Limited which held a 100 acre development project in Barrie, Ontario, Canada.

On August 28, 2009, the Company filed a Form 8K disclosing the disposition for 2131959 Ontario Limited which held a 100 acre development in Barrie, Ontario, Canada.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MONEYLOGIX GROUP, INC.

By:	/s/ Gary Cilevitz
Gary Cilevitz
President, Chief Executive Officer and Chief Financial Officer

Dated: November 20, 2009

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER   30, 2009

F1

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
SEPTEMBER   30, 2009
CONTENTS

Page
FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	F3
Condensed Consolidated Statements of Operations	F4
Condensed Consolidated Statements of Cash Flows	F5
Condensed Consolidated Statement of Stockholders’ Deficit	F6
Notes to the Condensed Consolidated Financial Statements	F7 - F15

F2

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Property undergoing development(Note 5)	$1,073,986	$-
Mortgage Receivable(Note 5)	1,867,800	-
Total Assets	$2,941,786	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and accrued liabilities	$322,412	$17,812
Bank Indebtness	104
Stock Compensation Liability(Note 7)	408,000	-
Advances from related party(Note 6)	340,405	-
Total Liabilities	1,070,921	17,812
Stockholders' Deficit
Preferred Stock, $10 par value; 100,000 shares authorized, none issued (Note 9)	-	-
Capital stock, $.001 par value; 100,000,000 shares authorized; 85,763,586 issued and outstanding (Note 9)	85,764	80,764
Additional Paid in Capital	2,902,727	275,056
Stock subscription receivable	-	(14,720)
Other Comprehensive Loss	(4,448)	-
Deficit accumulated during the development stage	(1,113,178)	(358,912)
Total Stockholders' Deficit	1,870,865	(17,812)
Total Liabilities and Stockholders' Deficit	$2,941,786	$-

The accompanying notes are an integral part of these financial statements.

F3

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					For the Period
					from December 7,
	Three Months Ended September 30,		Nine Months Ended September 30,		2007 (inception) to September
	2009	2008	2009	2008	30, 2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Professional Fees	32,088	7,686	74,330	15,936	101,078
Office and General	6,159		39,357	-	39,357
Stock Compensation expense	-	-	408,000	-	408,000
Consulting and Payroll Fees	150,689	-	232,579	-	314,179
Cost of Reorganization				250,564	250,564
TOTAL OPERATING EXPENSES	188,936	7,686	754,266	266,500	1,113,178

NET LOSS	$(188,936)	$(7,686)	$(754,266)	$(266,500)	$(1,113,178)
Foreign Currency Translation	361,698	-	(4,448)	-	(4,448)
COMPREHENSIVE INCOME (LOSS)	172,762	(7,686)	(758,714)		(1,117,626)
Net loss per share - basic and diluted	$(0.00)	$-	$(0.01)	$-

Weighted average number of shares outstanding - basic and diluted	81,238,586	80,763,586	90,234,238	80,335,841

The accompanying notes are an integral part of these financial statements.

F4

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	For the Period from Inception (December 7, 2007) to September 30, 2009

Cash Flows from Operating Activities
Net loss	(758,714)	(266,500)	$(1,117,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Bank Overdraft	104	-	104
Non-Cash Cost of Reorganization	-	250,564	250,564
Expenses paid by Stockholder	-	1,436	81,600
Stock subscription receivable	14,720	-	14,720
Stock compensation liability	408,000	-	408,000
Accounts Payable and accrued liabilities	304,600	14,500	312,014

Net Cash Used in Operating Activities	(31,290)	-	(50,624)

Cash Flows from Investing Activities
Increase in Property undergoing development	(202,259)	-	(181,495)
Cash acquired on purchase of Mortgage	(116,303)	-	(104,368)

Net Cash Provided by Investing Activities	(318,562)	-	(285,863)

Cash Flows from Financing Activities
Advances from related party	345,405	-	332,039

Net Cash Provided by Financing Activities	345,405	-	332,039

Foreign Exchange on Balances	4,448	-	4,448

Cash and Cash Equivalents - Beginning of Period	-	-	-

Cash and Cash Equivalents - End of Period	$-	$-	$-
Supplemental Cash Flow Information
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F5

MONEYLOGIX GROUP, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM THE DATE OF INCEPTION
 (DECEMBER 7, 2007) TO SEPTEMBER   30, 2009

	Common Stock			Preferred Stock		Additional Paid-In	Stock Subscription	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders'
	Shares		Amount	Shares	Amount	Capital	Receivable	Loss	Stage	Deficit
Issuance of common stock for services	65,280,000	*	$65,280	-	$-	$16,320	$-	$-	-	$81,600
Issuance of common stock	14,720,000	*	$14,720	-	$-	$-	$(14,720)	$-	-	$-
Net loss	-		$-	-	$-	$-	$-	$-	(86,600)	$(86,600)
Balance, December 31, 2007	80,000,000		$80,000	-	$-	16,320	$(14,720)	$-	(86,600)	$(5,000)

May 28, 2008 Common Shares Outstanding to former HomeLife, Inc. Shareholders	563,586		$564	-	$-	250,000	$-	$-	-	$250,564
June 13, 2008 Issuance to former MoneyLogixInc. Shareholder	200,000		$200	-	$-	(200)	$-	$-	-	$-
September 17, 2008 – Invoices Paid by Shareholder	-		$-	-	$-	1,436	$-	$-	-	$1,436
May 28, 2008 Preferred Shares Outstanding of Former HomeLife, Inc. Shareholders	-		$-	1,500	$15,000	-	$-	$-	-	$15,000
September 25, 2008 – Preferred Shares Cancelled	-		$-	(1,500)	$(15,000)	-	$-	$-	-	$(15,000)
November 18, 2008 - Invoice Paid	-		-			7,500		-	-	7,500
Net Loss	-		$-	-	$-	-	$-	$-	(272,312)	$(272,312)

Balance, December 31, 2008	80,763,586		$80,764	-	$-	275,056	$(14,720)	$-	(358,912)	$(17,812)

May 20, 2009 Purchase and August 22, 2009 Disposition of 2031059 Ontario Limited(net)(Note 5)				-	-	2,627,671	-	-	-	2,627,671
June 30, 2009 Stock subscription exchanged for services	-		-	-	-	-	14,720	-	-	14,720
July 9, 2009 Issuance of common stock	5,000,000		5,000							5,000
Foreign Currency Translation	-		-	-	-	-	-	(4,448)	-	(4,448)
Net Loss	-		$-	-	$-	-	$-	$-	(754,266)	$(754,266)
Balance, September 30, 2009	85,763,586		$85,764	-	$-	2,902,727	$-	$(4,448)	(1,113,178)	$1,870,865

 * Share and per share amounts reflect the effect of the May 28, 2008 reorganization.
The accompanying notes are an integral part of these financial statements.

F6

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER   30, 2009

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

MoneyLogix Group, Inc. ("MoneyLogix" or the “Company”), (formerly Homelife, Inc.), which registered a change of name with the State of Nevada on January 29, 2008 was formerly know as Homelife, Inc. and is organized under the laws of the State of Nevada.

MoneyLogix are presently conducted through the Company’s subsidiaries, MoneyLogix Group, Inc (an Ontario, Canada company) and 2131059 Ontario Limited (“2131059’) (an Ontario, Canada company).     MoneyLogix Group is a development stage capital investment company focussed on opportunistic acquisitions in the real estate market.   MoneyLogix Group focus is creating value through timely acquisitions, investing in high-yielding value enhancement tactics, and executing the best exit strategies for each unique investment property in Canada, USA and other international countries.

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

F7

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER   30, 2009

2.	BASIS OF PRESENTATION

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915(formerly SFAS No. 7),  Accounting and Reporting by Development Stage Enterprises Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

3.	GOING CONCERN

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to December 31, 2009 total $1,117,626. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

        Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2008 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of September 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

F8

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER   30, 2009

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Comprehensive Income or Loss

The Company adopted ASC 220-10, (formerly SFAS No. 130) establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders’ deficit, and consists of net loss and unrealized gains (loss) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with ASC 715-10 (formerly SFAS No. 87). ASC 220-10 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

 Concentration of Credit Risk

ASC 815-10, (formerly SFAS No. 105) “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05 (formerly SFAS No. 128), Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the period from December 7, 2007 (inception) to September 30, 2009.

Financial Instruments

In accordance with ASC 825-10-50,  (formerly SFAS No. 107), "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2009, the carrying value of accounts payable and accrued liabilities, advances from related party, and Mortgage Payable approximate their fair value because of the limited terms of these instruments.

In accordance with ASC 820-10, (formerly SFAS No. 157), “Defining Fair Value Measurement”, the Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements

                         Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC 830-10, (formerly SFAS No. 52), “Foreign Currency Translation”.  The Company’s functional currency is the Canadian dollar. All assets and liabilities are translated into United States     dollars using the exchange rates prevailing at the end of the period. Revenues and expenses are translated using the average exchange rates prevailing throughout the year.

Unrealized foreign exchange amounts resulting from translations at different rates according to their nature are included in              accumulated other comprehensive income.

            Realized foreign currency transaction gains and losses are recognized in operations.

F9

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER   30, 2009

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Income Taxes

The Company accounts for income taxes pursuant to ASC 740-10, (formerly SFAS No. 109), Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Impairment of Long-lived Assets

In accordance with ASC 360-10-05 (formerly SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in note 3, the long-lived assets have been valued on a going concern basis; however, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

Property undergoing development

In accordance with  ASC 835-20( formerly  SFAS No. 34), “Capitalization of Interest Cost” and  ASC  970-10(formerly SFAS No. 67), “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, we capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a project.  Pursuant to ASC 835-20 and ASC 970-10, capitalization of construction, development and redevelopment costs is required while activities are ongoing to prepare an asset for its intended use.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Costs previously capitalized related to abandoned acquisitions or development opportunities are written off.  Should development, redevelopment or construction activity cease, interest, property taxes, insurance and certain costs would no longer be eligible for capitalization, and would be expensed as incurred

In accordance with ASC 360-10-5( formerly SFAS 144), we classify a property as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary; (3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale”, its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  A loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less costs to sell in the period the asset qualifies as “held for sale”.   Depreciation of assets ceases upon designation of a property as “held for sale”.

F10

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER   30, 2009

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Stock-Based Compensation

In December 2004, ASC 718 was issued (formerly SFAS No. 123R) Share-Based Payment.  ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

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

Recent Accounting Pronouncements

In December 2007, ASC 805-10 was issued (formerly SFAS No. 141R) Business Combinations. ASC 805-10 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In December 2007, ASC 810-10was issued (formerly SFAS No. 160), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. ASC 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of ASC 810-10 on its financial statements but does not expect it to have a material effect.

In March 2008, ASC 815-10 was issued (formerly SFAS No. 161) " Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of ASC 815-10 on its financial statements but does not expect it to have a material effect.

In May 2008, ASC 105 was issued  (formerly SFAS No. 162), “The Hierarchy of Generally Accepted Accounting Principles”. ASC 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. ASC 105 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of ASC 105 on its financial statements but does not expect it to have a material effect.

F11

 MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER   30, 2009

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2008, ASC 944-20 was issued (formerly SFAS No. 163), " Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”.  ASC 944-20 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. ASC 944-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of ASC 944-20 on its financial statements but does not expect it to have a material effect.

In May 2009, ASC 855-10 was issued(formerly SFAS No.165), “Subsequent Events,” which establishes general standards for accounting for disclosure of events that occur after the balance sheet day but before the financial statement are issued or are available to be issued.  The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855-10 is effective with interim and annual financial periods ending after June 15, 2009.  Management has evaluated the impact of the adoption of ASC 855-10  and it has no impact the Company’s results of operations, financial position or cash flows.

In July 2009, ASC 105-10-05 was issued (formerly SFAS No. 168) “FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification is effective for interim and annual periods ending after September   15, 2009.  All existing accounting standards are superseded as described in ASC 105-10-05.  All other accounting literature not included in the Codification is non-authoritative.  Management is currently evaluating the impact of the adoption of ASC 105-10-05but does not expect the adoption of ASC 105-10-05 to impact the Company’s result of operation, financial position or cash flows.

5.	ACQUISITION AND DISPOSITION OF 2131059 ONTARIO LIMITED

ACQUISITION

On May 20, 2009 the Company acquired all of the stock of 2131059 Ontario Limited.  The acquired business 100% owns an approximately 100 acre property in Barrie, Ontario, Canada which it is developing.

The purchase price for 2131059 was approximately $23,000,000million (Canadian $26,300,000) which was funded by assumption of Mortgages Payable of  $7,568,000(Canadian $8,630,000), Accounts Payable of  $175,000(Canadian $200,000) and the issuance of 8,775,000 restricted common shares of MoneyLogix at $1.75(Canadian $2.00)  per share.

Under the purchase method of accounting, the initial purchase price is allocated to 2131059 s net tangible and assets based upon their estimated fair values as of the date of the acquisition. Subsequent to the quarter end, as further discussed in Note 11.B, the Company disposed of 2131059 and adjusted the initial purchase price based on the fair market valuation of the disposition.  The fair market valuation has been adjusted to Additional Paid in Capital per ASC 805-10 since the disposition was back to a related party of the original seller.  The preliminary purchase price allocation as of May 20, 2009 and the adjusted purchase price allocation adjusted as at June 30, 2009 is approximately as follows:

F12

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER   30, 2009

5.	ACQUISITION AND DISPOSITION OF 2131059 ONTARIO LIMITED(cont’d)

	At May 20, 2009	At June 30, 2009
		Adjusted
Property under Development	$23,113,000	$10,736,000
Cash and Other Assets	3,500	3,500
Due to Baywood Homes Partnership	130,000	130,000
Total assets acquired	23,246,500	10,869,500

Mortgages Payable	7,568,000	7,568,000
Accounts Payable	289,500	289,500
Total Liabilities acquired	7,857,500	7,857,500

Net assets acquired	15,389,000	3,012,000

Stock Issued to sellers [8,775,000 common shares]	15,389,000	3,012,000
Net shares issued	$15,389,000	$3,012,000

The above table comprises our supplemental disclosure of non-cash investing and financing activities.

DISPOSITION

 On August 24th, 2009 MoneyLogix completed the disposition of 2131059 ONTARIO LIMITED (“Mapleview” or”2131059”), in accordance with the share purchase agreement between MoneyLogix and Ralph Canonaco, in trust. Mapleview is the registered owner of the property municipally known as North Side Mapleview Drive East, Barrie, Ontario comprising approximately 50 acres of land, being PIN 580910288, S.Pt.Lot 16, Conc, Being Part 1, Reference 51R-22937, City of Barrie, County of Simcoe, and comprising approximately 49.48 acres PIN 580911689, S ½ Lot 16, Conc. 12, Being Part 1 Reference Plan 51R-22928, City of Barrie, County of Simcoe.

The purchaser was part of the original group that MoneyLogix had acquired this property from. Pursuant to the terms of the agreement, the purchaser  agreed to the  purchase price of Fifteen Million, Two Hundred and Fifteen Thousand, Seven Hundred and Ninety Four dollars  $15,215,794  (CDN $16,387,500).

The consideration received was satisfied as follows:  the purchaser assumed all existing mortgages at closing of $ 8,792,895 (CDN $9,470,000), provided mortgages to MoneyLogix with a face value of $2,349,100 (CDN $ 2,530,000) and the return of 8,775,000 restricted common shares of MoneyLogix which were issued in connection with the original purchase of Mapleview.

The 8,775,000 restricted common shares of MoneyLogix were valued at $0.46(CDN $0.50) for a total of $4,036,500 (CDN $4,387,500).

F13

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER   30, 2009

5.	ACQUISITION AND DISPOSITION OF 2131059 ONTARIO LIMITED(cont’d)

The mortgages received have  been valued by management  at $1,867,800 (CDN $2,000,000) and are due December 31, 2009, consisting of a  collateral mortgage in fifth position on Mapleview property and a collateral mortgage in second position on a property in Downtown Toronto.  The mortgages have an interest rate of 0% to October 28, 2009, and from October 29, 2009 thereafter at the rate of 1.5% per month.  The mortgages have a personal guarantee from the purchaser.

In addition to the consideration noted above, MoneyLogix will receive the following:

Six Serviced Family Residential Lots, subject to a reasonable cost for severance and a cost sharing agreement.  Management estimates the value of these serviced lots have a net total value of $373,560 (CDN $400,000);

100 residential units, subject to a cost sharing agreement.  Management estimates the value of these residential lots have a net total value of $700,426 ($750,000);

An option to acquire 150 residential units, subject to a cost sharing agreement, for $14,009 (CDN $15,000) each.  Management has not estimated a value at the present time; and,

The purchaser assumed accounts payable of up to $280,170 (CDN $300,000).

After the completed transaction, MoneyLogix estimation in regards to the Mapleview transaction was left with the following consideration:

Mortgages Receivable-	$1,867,800
Serviced Single Family Residential Lots (net)	373,560
Residential Units- Gross (subject to cost sharing agreement)	700,426
$2,941,786
*  Option to Buy 150 Units  @$14,009 (subject to cost sharing agreement)

6.	ADVANCES FROM RELATED PARTY

Amounts due from a related party are non-interest bearing, due on demand and have no fixed repayment terms.

7.	STOCK COMPENSATION LIABILITY

The Company has recorded stock compensation liability for its Company Management and Officers in the amount of $408,000 for 800,000 shares in regards to their employment agreements.  The shares will be issued in December 2009.

8.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740-20, (formerly SFAS No. 109). ASC 740-20 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under ASC 740-20 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

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

F14

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER   30, 2009

9.	CAPITAL STOCK

a) Authorized

100,000 Class A Preferred shares of no par value, 6% non-cumulative dividend, voting, convertible to common shares at the option of the shareholder at a price equal to the face value of the Class A shares. Each Class A Preferred share carries 1,000 votes as compared with 1 vote for each Common share.  There were no shares issued and outstanding at September   30, 2009 and December 31, 2008.

300,000,000 Common shares of $0.001 par value

Issued

	September 30,	December 31,
	2009	2008
Shares Issued and Outstanding	85,763,586	80,763,586
	$85,764	$80,764

10.	CONTINGINCIES

Two former employees (“Plaintiffs”) have commenced an action on October 2009 in Ontario, Canada against the Company.  The statement of claim is for an aggregate payment of approximately $466,950($500,000 CDN) related to wrongful dismissal.  The Company plans to vigorously defend itself in this claim and has will launch a counter suit against the plaintiffs in the amount of $1,903,000($2,000,000 CDN).   Included in Accounts Payable and Stock Compensation Liability is approximately $260,000 relating to salaries, expenses and stock compensation.  At the present time, the Company and its legal counsel agree that the outcome of this proceeding cannot be reasonably determined at this time

11. SUBSEQUENT EVENTS

On November 17, 2009, the Company sold the Mortgage Receivable, Residential Units and the option to acquire 150 residential units for cash consideration of $1,903,800 (CDN $2,000,000), two promissory note of $ 230,588 (CDN $245,240) and $ 713,9255 (CDN $750,000). Six Serviced Family Residential Lots with a net total value of $ 373,560 (CDN $400,000) were retained. The sale of the Mortgage Receivable was to an unrelated party and the two promissory notes were to Ralph Canonaco of Baywood Homes Partnership. The terms of the $230,588 promissory note are interest bearing at 1% per month due December 31, 2009 and secured by a 6`i' Mortgage on the Mapleview Property. The terms of the $ 713,925 promissory note is non interest bearing till August 2010 and then 12% per annum and due December 31, 2010.

F15