Form 10-K
period 2009-12-31
MONEYLOGIX GROUP INC.
filed 2010-04-15
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2009

Commission File #33-0680443

MONEYLOGIX GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

 260 Edgeley Blvd, Suite 12, Concord, Ontario L4K 3Y4 Canada

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

Yes           ☐           No           ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.

Yes           ☐           No           ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐        No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at April 15, 2010
Common Stock, $.0001 par value	85,763,586

Revenues for year ended December 31, 2009: $ 3,277

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 15, 2010 is: $328,179.

Transfer Agent as of April 15,2010 :

OTR, Inc.
Transfer Agent & Registrar
1000 SW Broadway, Suite 920
Portland, Oregon 97205
(503) 225-0375
www.transfer.com

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Classified as a smaller reporting company as defined by rule 229.10 (f)(1), the following provides a description of our business.

Form and Year of Organization

MoneyLogix Group, Inc. (“Company”, “We”, “Our”, or “MoneyLogix Group”), formerly Homelife, Inc., a corporation incorporated under the laws of Nevada, is an early development stage capital investment company focused on opportunistic acquisitions in the real estate market.   MoneyLogix Group’s focus is on creating value through timely acquisitions, investing in high-yielding value enhancement tactics, and executing the best exit strategies for each unique investment property in Canada, USA and other international countries.

It is MoneyLogix Group’s intent to use its capital for the acquisition of undervalued residential and commercial real estate and zoned property and, with limited redevelopment, sell the acquired properties at a  profit. In an effort to mitigate any risk of loss, we will use our best efforts to lease our acquired premises until such time as property values and market demands provide for a satisfactory return on investment to our shareholders upon the divestiture of properties from our real estate portfolio.

To execute the business strategy, the following individuals were added to our management team effective May 11, 2009: Mike Knarr, President & Chief Executive Officer; Gary Cilevitz, Chief Financial Officer and Corporate Secretary; Tom Copeland, Executive Vice President; Adam Seanor, Executive Vice President.   Concurrently, the Corporation elected Alex Haditaghi to the position of Chairman of the Board effective August 11, 2009.  The Board of Directors consist of Alex Haditaghi, Mike Knarr and Gary Cilevitz as at May 11, 2009 and are currently searching for independent directors.   Majid Haditaghi resigned effectively May 12, 2009 as an officer and director. Effective September 4, 2009 Tom Copeland and Adam Seanor were no longer employed by the Company.  Effective November 15, 2009, Mike Knarr resigned as President & Chief Executive Officer and as a Director of the Company.   Gary Cilevitz will fulfill the duties of President  & Chief Executive Officer as of November 15, 2009.

MoneyLogix are presently conducted through the Company’s subsidiaries, MoneyLogix Group, Inc (an Ontario, Canada company).

The company was originally incorporated in 1995 and its present ownership and form occurred in January 2008 after a reverse takeover as described in more detail below.

Bankruptcy, Receivership or Similar Proceeding

None

Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets

On September 7, 2006 the Company entered into an Agreement and Plan of Merger with MIT Holding, Inc. This agreement provided for the following: (1) a tax free reorganization with MIT Holding, Inc. whereby MIT became the wholly owned subsidiary of HomeLife; (2) a $250,000 payment to the Company to pay off the then present liabilities; (3) Retention of 240,000 shares of our common stock after a 4.2 to 1 reverse stock split by Andrew Cimerman; Mr. Cimerman retired a certain amount of shares since he owned more than 240,000 shares after the 4.2 to 1 reverse stock split and the assets spun off were in consideration for retirement of such shares. The transaction had a closing date of September 29, 2006 Since the Closing  took place  subsequent to the reporting of  MIT's December 31, 2005 financial statements, the Company had undertaken a fairness opinion for the spin off of the assets to Mr. Cimerman.

On November 29, 2006, Homelife filed a $2 million breach of contract claim against MIT Holding, Inc. in Federal Court. On March 22, 2007, both parties agreed to terminate the agreement with the payment of $27,500 from MIT Holding, Inc. to Homelife.

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

3.
Moneylogix Group agreed to issue 100,000,000 shares of our common stock to Moneylogix Inc. in exchange for 100% of Moneylogix Inc.’s issued and outstanding stock. 80,000,000 shares of the Company were issued on May 28, 2008 to Moneylogix Inc. 100% of the shares of Moneylogix Inc. were transferred to Moneylogix Group making Moneylogix Inc. a wholly owned subsidiary of the Company on May 28, 2008. On June 13, 2008, 200,000 additional shares of the Company were issued to Moneylogix Inc. shareholders. 19,800,000 shares of the Company are still to be transferred to Moneylogix Inc. shareholders, post agreement closure on May 28, 2008, pending changes to the number of shares authorized for issuance.On July 9, 2009 5,000,000 shares of the company were issued and the remaining 14,800,000 obligation were cancelled.

4.
Moneylogix Inc. agreed to pay to the Company $250,000 for the satisfaction of all outstanding debt of the Company, including the outstanding amount owed to Mr. Cimerman. Moneylogix Inc. made payment of $250,000 to an agreed upon trust agent on May 28, 2008, to be released to the Company upon on the complete satisfaction of all the terms of the agreement;

5.	The Company will effect a 22 to 1 reverse split of the Company’s stock. The 22 to 1 reverse stock split took place on May 28, 2008;

6.
Following the 22 to 1 reverse stock split, Moneylogix Group agreed to issue 490,310 shares of common stock (post 22-for-1 reverse stock split) to Mr. Cimerman, the former Company Chief executive and majority shareholder, in consideration for Mr. Cimerman retiring a certain portion of debt the Company owed to him and cancelling 10,000 of Our Class A preferred shares and 50 of Our Class AA Preferred Shares held by him. The 490,310 shares issued to Mr. Cimerman are restricted and locked up for transfer and monetization for 24 months.

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

Under the purchase method of accounting, the initial purchase price is allocated to 2131059’s assets based upon their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation as of May 20, 2009 is as follows:

At May 20, 2009
(Numbers rounded to the nearest 0000)
Property under Development	$23,113,000
Cash and Other Assets	4,000
Due from Baywood Homes Partnership	130,000
Total assets acquired	23,247,000

Mortgages Payable	7,568,000
Accounts Payable(limited to $175,000 by seller)	290,000
Total Liabilities acquired	7,858,000

Net assets acquired	15,389,000

Stock Issued to sellers [8,775,000@$1.7538 US]	15,389,000
Net shares issued	$15,389,000

The above table comprises our supplemental disclosure of non-cash investing and financing activities.

The Company acquired three Mortgages as of May 20, 2009 consisting of the following:
May 20, 2009

Mortgage notes payable (a)	$5,813,847
Mortgage notes payable (b)	1,052,280
Mortgage notes payable (c)	701,520

Totals	$7,567,647

(a)
Mortgage note payable to Firm Capital payable in monthly instalments, bearing interest at a floating rate at the greater of 10.75% per annum or the Toronto Dominion Interest rate plus 4.00%. The term is 1 year expiring October 1, 2009 with $17,140 ($20,000CDN) principal payments per month being calculated on a declining balance method. This mortgage note is secured by a first mortgage interest in a real estate property in Ontario, Canada.

(b)
Mortgage note payable to Sora Development Corp payable in monthly instalments of interest only, at a rate of 10% per annum. The mortgage is currently month to month and has been guaranteed by an unrelated third party. This mortgage note is secured by a second mortgage interest in a real estate property in Ontario, Canada.

(c)
Mortgage note payable to C-1 Holdings Inc. payable in monthly instalments of interest only, at a rate at of 10% per annum. The mortgage is currently month to month and has been guaranteed by an unrelated third party. This mortgage note is secured by a third mortgage interest in a   real estate property in Ontario, Canada.

New Fourth Mortgage

As disclosed in the  8-K filed on July 22, 2008 per the addendum to the agreement of the share exchange agreement dated  January 3, 2008, MoneyLogix had an obligation to issue an additional  20,000,000 shares  to a shareholder.  In a related party transaction occurring on July 9, 2009, in consideration for the cancelation of the obligation to issue 19,800,000 shares to the shareholder, MoneyLogix agreed to issue only 5,000,000 of those shares and allow a 4th mortgage to be registered on its Mapleview property in the amount of $819,000 (CDN $950,000).  The consideration received was reviewed by management, the board of directors and with independent legal counsel and was deemed reasonable. By entering into this transaction, the Company avoided further shareholder dilution of 15 million shares in an amount equivalent to $0.0545 per share. Whereas the fair market share price on July 9, 2009 was $2.00, the book value per share price at June 30, 2009 was $0.16.

The fourth mortgage was issued to Trisan Equitable Corporation (“Trisan”) in the amount of $819,000 (CDN $950,000) with a maturity date of October 30, 2009 with 0% interest.  If the mortgage is not paid by the maturity date, default interest on the mortgage will be charged from October 31, 2009 at an interest rate of 24% per annum, calculated semi-annually.  As security for payment of the debt pursuant to the mortgage, a transfer/deed of land in registerable form for the property (“Quitclaim’) will be held and utilized on behalf of and for the benefit of Trisan. Trisan will be permitted and authorized to register the Quitclaim on title upon occurrence of a trigger date.  A trigger date shall be deemed to occur on the earlier of the following:  November 30, 2009 if the debt plus accrued interest has not been paid or if an event of default has not been cured prior to the expiration of the 30 day period, on the 30th day following written notice being sent by Trisan or its solicitors. The Trisan mortgage was paid out in November 2009

Disposition of 2131059 ONTARIO LIMITED

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

The purchaser was part of the original group that MoneyLogix had acquired this property originally from. Pursuant to the terms of the agreement, the purchaser  agreed to the  purchase price of Sixteen Million, Fifty One Thousand, Three Hundred and Fifty One dollars $16,051,351 (CDN $17,287,305).

The consideration received was satisfied as follows:  the purchaser assumed all existing mortgages at closing of $ 8,792,895 (CDN $9,470,000), provided mortgages to MoneyLogix of $2,349,100 (CDN $ 2,530,000) and the return of 8,775,000 restricted common shares of MoneyLogix which were issued in connection with the original purchase of Mapleview.

The 8,775,000 restricted common shares of MoneyLogix per the agreement were valued at $0.46(CDN $0.50) for a total of $4,036,500 (CDN $4,387,500).

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

In addition to the consideration noted above, MoneyLogix will receive the following:

Two Serviced Family Residential Lots, subject to a reasonable cost for severance and a cost sharing agreement.  Management estimates the value of these serviced lots have a net total value of $373,560 (CDN $400,000);

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

After reviewing several exit strategies for the Mapleview lands including refinancing, joint ventures and other outright sales, MoneyLogix management and the Board of Directors determined that the executed transaction provided for the best use of the company’s assets.  Anticipated proceeds from the mortgages will provide working capital to support MoneyLogix’s operations and business plan for approximately 18 months.

After the completed transaction, MoneyLogix estimation in regards to the Mapleview transaction was left with the following consideration:

Mortgages Receivable	$1,867,800
Serviced Single Family Residential Lots (net)	373,560
Residential Units- Gross (subject to cost sharing agreement)	700,426
$2,941,786
*  Option to Buy 150 Units  @$14,009 (subject to cost sharing agreement)

On November 17, 2009, the Company sold the Mortgage Receivable, Residential Units and the option to acquire 150 residential units for cash consideration equal to $1,903,800 (CDN $2,000,000), two promissory notes equal to $ 230,588 (CDN $245,240) and $ 713,9255 (CDN $750,000). Two Serviced Family Residential Lots with a net total value of $ 373,560 (CDN $400,000) were retained. The Promissory Note equal to $230,346is interest bearing at 1% per month due December 31, 2009. This note is secured by a 6th Mortgage on the Mapleview Property. The terms of the $ 713,925 promissory note is non interest bearing till August 2010 and then 12 % per annum and due December 31, 2010.

Business of Issuer

Products and Services

MoneyLogix Group is an early development stage capital investment company focused on opportunistic acquisitions in the real estate market. MoneyLogix Group focus is creating value through timely acquisitions, investing in high-yielding value enhancement tactics, and executing the best exit strategies for each unique investment property in Canada, USA and other international countries.

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

None

Research and Development Activities in Past Two Years

None.

Environmental Compliance Costs and Effects

None.

Employees

The Company had two full time employees at December 31, 2009.

ITEM 1A. RISK FACTORS

Not applicable as a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2009 MoneyLogix operated out of a space located at 260 Edgeley Blvd, Suite 12, Concord, Ontario, Canada L4K 3Y4. Our telephone number is (905)761-1400 and our fax number is (877)410-4845. Our internet website can be found under the domain name of www.moneylogixgroup.com

ITEM 3. LEGAL PROCEEDINGS

A)
The Company have commenced an action on February 2010 in Ontario against Lawrence Cogan, Ralph Canonaco, Transbay Developments Inc and 213105 Ontario Limited (“Defendants”). The statement of claim is for aggregate payments equal to approximately the promissory note of $142,725 ($150,000 CDN) and accrued interest from November 17, 2009 to the present date. The promissory was due December 31, 2009 with four percent interest per month. The Defendants have filed a notice to intent to defend on March 23, 2010 but not have yet filed a statement of defence. The Company will pursue all legal means to collect these promissory note and the related interest payments.

B)
The Company have commenced an action on February 2010 in Ontario against Ralph Canonaco and 213105 Ontario Limited (“Defendants”). The statement of claim is for the severance of the two real property lots on the property held by the defendants and damages totalling $3,000,000. The defendants were required to severe the real property lots per an agreement dated August 25, 2010 and failed to do so. The Defendants have filed a notice to intent to defend on March 23, 2010 but not have yet filed a statement of defence. The Company will pursue all legal means to severe these real property lots and damages.

C)
Two former employees, Adam Seanor and Tom Copeland, (“Plaintiffs”) have commenced an action on October 2009 in Ontario, Canada against the Company. The statement of claim is for an aggregate payment equal to approximately $476,000($500,000 CDN) related to a wrongful dismissal. The Company plans to vigorously defend itself in this claim and has launched a counter suit against the plaintiffs in the amount of $1,903,000($2,000,000 CDN). Included in Accounts Payable and Stock Compensation Liability is approximately $226,000 relating to salaries, expenses and stock compensation. The stock compensation liability was set up during Q2 2009 and has not been removed since this is a contentious issue. We have not accrued for this event since, at the present time, the Company and its legal counsel agree that the likelihood of the outcome of this proceeding cannot be reasonably determined or quantified.

D)
A Company and its principals (“Plaintiffs”) have commenced an action on December 2009 in Ontario, Canada against the Company. The status of this action is inactive due to numerous errors in the statement of claim which were identified by Company’s legal counsel and submitted back to the Plaintiffs to correct and resubmit. The Plaintiffs have not yet resubmitted their amended statement of claim since they were contacted in February 2010. The incorrect statement of claim is for an aggregate payment of approximately $7,707,000($8,100,000 CDN) and 6,250,000 common shares from treasury related to breach of contract. The Company plans to vigorously defend itself once it receives the amended claim and will launch a counter suit against the plaintiffs. Included in Accounts Payable is approximately $6,600 ( $6,945 CDN) relating to rental expense charged to the company. At the present time, the Company and its legal counsel agree that the outcome of this proceeding cannot be reasonably determined at this time.

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

2009	High	Low
First Quarter	$0.51	$0.51
Second Quarter	$2.00	$0.51
Third Quarter	$2.00	$1.01
Fourth Quarter	$1.01	$0.05

2008	High	Low
First Quarter	$2.00	$0.88
Second Quarter	$1.01	$0.55
Third Quarter	$0.55	$0.55
Fourth Quarter	$0.55	$0.51

2007	High	Low
First Quarter	$1.32	$1.32
Second Quarter	$1.54	$1.32
Third Quarter	$1.98	$1.32
Fourth Quarter	$1.98	$1.10

Holders

On December 31, 2009, there were 1026 beneficial shareholders of record for our outstanding common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

2009

On July 9, 2009 the Company issued 5,000,000 (Rule 144) common shares at a price of $0.01 per share for a total amount of $5,000 to a former MoneyLogix shareholder. The shares were issued at $0.01 per share, the par value of the security on the date of issue such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

2008

The Company issued 80,000,000 shares, with an additional 20,000,000 shares to be issued, of our Common Stock to the Moneylogix shareholders in exchange for 100% of the outstanding shares of Moneylogix Group Inc, pursuant to the Agreement and Addendum, dated May 28, 2008. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On May 28, 2008, pursuant to an agreement and an addendum, the Company issued 563,586  common shares at $0.44 per share for a total amount equal to $250,564 to former HomeLife Shareholders. The shares were issued at their par value, $0.01 per sharein exchange for the extinguishment of all outstanding debt of the company held by the Shareholders. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On June 13, 2008 the Company issued 200,000(Rule 144), par value $0.01common shares, totaling $200 to a former MoneyLogix shareholder. The shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MoneyLogix Group, Inc. for the fiscal years ended December 31, 2009 and 2008. The following information should be read in conjunction with the audited consolidated financial statements for the period ending December 31, 2009 and notes thereto appearing elsewhere in this Form 10-K.

Liquidity and Capital Resources

At December 31, 2009 the Company has $1,098,865 of cash in hand and $2,382,312 in Total Assets. Comparatively, at December 31, 2008, we had zero cash and zero total assets.

At December 31, 2009 the Company has liabilities of $281,072 comprised of stock based liability equal to $204,000 and Accounts Payable and Related Parties of $77,072. Comparatively at December 31, 2008, we had $17,812 in accrued liabilities related to professional fees for a total of $17,812 in liabilities.

On January 7, 2010, approximately $237,000 was received from the collection of a promissory note and its related interest receivable.

Results of Operations

The Company reported revenues equal to $3,277 consisting of interest earned from promissory notes during the year ending December 31, 2009. Comparatively, the Company reported no revenue from operations during the year ending December 31, 2008. The Company reported revenues of $3,277 for the period from December 7, 2007 (the inception date of MoneyLogix) to December 31, 2009.

The Company incurred total operating expenses equal to $798,669 for the year ending December 31, 2009. These expenses related to stock compensation expense, consulting and payroll fees, professional fees and a promissory note allowance. These fees allowed management to commence operations with regard to setting up the company and doing the necessary filings. Comparatively, the Company incurred expenses related to professional fees equal to $21,748 for the year ending December 31, 2008.  In addition, the Company incurred $250,564 in reorganization costs for the year ending December 31, 2008.  The Company reported cumulative total operating expenses equal to $1,157,581 for the period from December 7, 2007 (the inception date of Moneylogix) to December 31, 2009.

The Company recorded a net loss of $795,392 for the year ending December 31, 2009. Comparatively, the Company recorded a Net Loss for the year ended December 31, 2008 equal to $272,3127.  For the period from December 7, 2007 (inception date) to December 31, 2009, the Company recorded a cumulative Net Loss equal to $1,154,304.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the Form 10-K has been made known to them.

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

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain material weaknesses in our internal control over financial reporting as of December 31, 2009:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Because of the material weaknesses above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Registrant Director and Executive Officer

The following table sets forth, as of April 12, 2010 the name and age of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his successors has been elected and qualified.

Name	Age	Position

Alex Haditaghi	36	Chairman of the Board of Directors

Gary Cilevitz	40	Director, Chief Executive Officer, Chief Financial Officer and Corporate Secretary

Business Experience

The following summarizes the occupation and business experience of our Board of Directors and Corporate Officers:

Alex Haditaghi, Chairman of the Board of Directors

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

Gary Cilevitz, Chief Executive Officer and President, Chief Financial Officer & Corporate Secretary Mr. Cilevitz is a CA with 15 years experience in Canadian and American accounting with a focus in high growth public companies. Prior to MoneyLogix, Mr. Cilevitz held the position of CFO at Richview Resources Inc., a TSX listed company. During his tenure at Richview, he managed all finance, accounting, disclosure and regulatory filings.

Significant Contributing Management

None

Family Relationships

None.

Involvement in Certain Legal Proceedings

None

Promoters and Control Persons

None.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2009.

Code of Ethics

MoneyLogix has adopted a Code of Business Conduct and Ethics applicable to our Directors, Officers and Management.

Directors and Committees

As of December 31, 2009, the Company has only two directors and, as such, has no nominating, audit or other committees of its board of directors. The two directors of the Company do qualify as an “audit committee financial expert.”

As of December 31, 2009 the Company has two non-independent directors as disclosed above. Currently, the board and management are searching for qualified independent board of director members.

ITEM 11. EXECUTIVE COMPENSATION

Name and Position	Year	Salary	Bonus	Stock Compensation	All Other Compensation	Total
Majid Haditaghi (Chairman and	2009	-	-	-	-	-
CEO)	2008	-	-	-	-	-
Alex Haditaghi (Chairman)	2009	$16,500	-	-	-	$16,500
Gary Cilevitz (CEO, CFO and President)	2009	$46,250	-	-	$32,400	$78,650

Compensation of Directors

No additional compensation was paid to our directors for 2008 and 2009

Stock Option Grants In The Past Fiscal Year

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name of Beneficial Owner (1)	Number of Total Shares	Percent of class (1)

Majid Haditaghi	79,400,000	92.5%

All executive officers and directors as a group	79,400,000	92.5%

(1)	Based on 85,763,586 shares of common stock issued and outstanding as of December 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2009, we have incurred $8,000 and have paid for an additional $3,750 for professional services rendered for the audit and reviews of our financial statements.

For the Company’s fiscal year ended December 31, 2008, we have incurred $7,500 and have paid for an additional $5,250 for professional services rendered for the audit and reviews of our financial statements.

All Other Fees

None.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records addressing the percentage of pre-approved audit fees.   However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

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
Gary Cilevitz
Director ,Chief Executive Officer and President

Dated: April 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Gary Cilevitz	Director, Chief Executive Officer and President	April 15, 2010
Gary Cilevitz

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

F1

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
DECEMBER 31, 2009
CONTENTS

Page
FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F3
Condensed Consolidated Balance Sheets	F4
Condensed Consolidated Statements of Operations	F5
Condensed Consolidated Statements of Cash Flows	F6
Condensed Consolidated Statement of Stockholders’ Deficit	F7
Notes to the Condensed Consolidated Financial Statements	F8 – F17

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MoneyLogix Group, Inc.
  (a development stage company)

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying consolidated balance sheets of MoneyLogix Group, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, change in stockholders’ deficit, and cash flows for each of the years in the  two-year period ended December 31, 2009 and for the period from inception (December 7, 2007) through December 31, 2009. MoneyLogix Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MoneyLogix Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the  two-year period ended December 31, 2009 and for the period from Inception (December 7, 2007) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EFP Rotenberg, LLP
Rochester, New York
April 15, 2010

F3

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$1,098,865	$-
Interest Receivable	3,451	-
Property undergoing development(Note 5)	380,600	-
Promissory Notes and Mortgage Receivable(Note 6)	899,396	-
Total Assets	$2,382,312	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and accrued liabilities	$32,676	$17,812
Due to Related Parties	44,396	-
Stock Compensation Liability(Note 7)	204,000	-

Total Liabilities	281,072	17,812
Stockholders’ Deficit
Preferred Stock, $10 par value; 100,000 shares authorized, none issued (Note 9)	-	-
Capital stock, $.001 par value; 300,000,000 shares authorized; 85,763,586 issued and outstanding (Note 9)	85,764	80,764
Additional Paid in Capital	3,127,424	275,056
Stock subscription receivable	-	(14,720)
Other Comprehensive Loss	42,356)	-
Deficit accumulated during the development stage	(1,154,304))	(358,912)
Total Stockholders’ Deficit	2,101,240	(17,812)
Total Liabilities and Stockholders’ Deficit	$2,382,312	$-

The accompanying notes are an integral part of these financial statements.

F4

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended		For the Period December 7, 2007(inception)
	December 31,		to December 31,
	2009	2008	2009

REVENUES	$3,277	$-	$3,277

EXPENSES
Professional Fees	119,882	21,748	146,630
Office and General	56,362	-	56,362
Promissory Note allowance	180,660	-	180,660
Stock Compensation expense	204,000	-	204,000
Consulting and Payroll Fees	237,765	-	319,365
Cost of Reorganization		250,564	250,564
TOTAL OPERATING EXPENSES	798,669	272,312	1,157,581

NET LOSS	$(795,392)	$(272,312)	$(1,154,304	) )
Foreign Currency Translation	42,356	-	42,356)
COMPREHENSIVE INCOME (LOSS)	(753,036)	(272,312)	(1,111,948	) )
Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)
Weighted average number of shares
outstanding - basic and diluted	85,372,627	80,443,656	82,746,046

The accompanying notes are an integral part of these financial statements.

F5

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2009	Year Ended December 31, 2008	For the Period from Inception (December 7, 2007) to December 31, 2009

Cash Flows from Operating Activities
Net loss	$(795,392)	$(272,312)	$(1,154,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest receivable	(3,451)	-	(3,451)
Non-Cash Cost of Reorganization	-	250,564	250,564
Expenses paid by Stockholder	-	8,936	8,936
Stock subscription receivable	14,720	-	14,720
Stock compensation expense	204,000	-	285,600
Accounts Payable and accrued liabilities	64,260	12,812	82,072

Net Cash Used in Operating Activities	(515,863)	-	(515,863)

Cash Flows from Investing Activities
Increase in Property under development	(116,303)	-	(116,303)
Increase in Promissory Notes	(142,725)	-	(142,725)
Sale of Mortgage Receivable	1,831,400	-	1,831,400

Net Cash Provided by Investing Activities	1,572,372	-	1,572,372

Cash Flows from Financing Activities

Net Cash Provided by Financing Activities	-	-	-

Foreign Exchange on Balances	42,356	-	42,356

Cash and Cash Equivalents - Beginning of Period	-	-	-

Cash and Cash Equivalents - End of Period	$1,098,865	$-	$1,098,865
Supplemental Cash Flow Information
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F6

MONEYLOGIX GROUP, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM THE DATE OF INCEPTION
 (DECEMBER 7, 2007) TO DECEMBER 31, 2009

	Common Stock			Preferred Stock		Additional Paid-In	Stock Subscription	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders'
	Shares		Amount	Shares	Amount	Capital	Receivable	Loss	Stage	Deficit
Issuance of common stock for services	65,280,000	*	$65,280	-	$-	$16,320	$-	$-	-	$81,600
Issuance of common stock	14,720,000	*	$14,720	-	$-	$-	$(14,720)	$-	-	$-
Net loss	-		$-	-	$-	$-	$-	$-	(86,600)	$(86,600)
Balance, December 31, 2007	80,000,000		$80,000	-	$-	16,320	$(14,720)	$-	(86,600)	$(5,000)

May 28, 2008 Common Shares Outstanding to former HomeLife, Inc. Shareholders	563,586		$564	-	$-	250,000	$-	$-	-	$250,564
June 13, 2008 Issuance to former MoneyLogixInc. Shareholder	200,000		$200	-	$-	(200)	$-	$-	-	$-
September 17, 2008 – Invoices Paid by Shareholder	-		$-	-	$-	1,436	$-	$-	-	$1,436
May 28, 2008 Preferred Shares Outstanding of Former HomeLife, Inc. Shareholders	-		$-	1,500	$15,000	-	$-	$-	-	$15,000
September 25, 2008 – Preferred Shares Cancelled	-		$-	(1,500)	$(15,000)	-	$-	$-	-	$(15,000)
November 18, 2008 - Invoice Paid	-		-			7,500		-	-	7,500
Net Loss	-		$-	-	$-	-	$-	$-	(272,312)	$(272,312)

Balance, December 31, 2008	80,763,586		$80,764	-	$-	275,056	$(14,720)	$-	(358,912)	$(17,812)

May 20, 2009 Purchase and August 22, 2009 Disposition of 2031059 Ontario Limited(net)(Note 5)	-		-	-	-	2,852,368	-	-	-	2,852,368
June 30, 2009 Stock subscription exchanged for services	-		-	-	-	-	14,720	-	-	14,720
July 9, 2009 Issuance of common stock	5,000,000		5,000							5,000
Foreign Currency Translation	-		-	-	-	-	-	42,356	-	42,356
Net Loss	-		-	-	-	-	-	-	(795,392)	(795,392)
Balance, December 31, 2009	85,763,586		$85,764	-	$-	3,127,424	$-	$42,356	(1,154,304)	$2,101,240
 * Share and per share amounts reflect the effect of the May 28, 2008 reorganization.
The accompanying notes are an integral part of these financial statements.

F7

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

MoneyLogix Group, Inc. ("MoneyLogix" or the “Company”), (formerly Homelife, Inc.), which registered a change of name with the State of Nevada on January 29, 2008 was formerly known as Homelife, Inc. and is organized under the laws of the State of Nevada.

MoneyLogix are presently conducted through the Company’s subsidiaries, MoneyLogix Group, Inc (an Ontario, Canada company). MoneyLogix Group is a development stage capital investment company focussed on opportunistic acquisitions in the real estate market. MoneyLogix Group focus is creating value through timely acquisitions, investing in high-yielding value enhancement tactics, and executing the best exit strategies for each unique investment property in Canada, USA and other international countries.

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

1.
Mr. Cimerman, the former Company Chief executive and majority shareholder, agreed to transfer 458,000 shares of the Company to the Company treasury in exchange for the spinoff of all assets and liabilities of the Company to Mr. Cimerman. This was executed at closing on May 28, 2008. Mr. Cimerman still had a shareholder loan to be satisfied by the Company;

2.	MoneyLogix Group agreed to change the name of the Company from Homelife, Inc. to MoneyLogix Group, Inc. This was executed on January 29, 2008;

3.
MoneyLogix Group agreed to issue 100,000,000 shares of our common stock to MoneyLogix Inc. in exchange for 100% of MoneyLogix Inc.’s issued and outstanding stock. 80,000,000 shares of the Company were issued on May 28, 2008 to MoneyLogix Inc. 100% of the shares of MoneyLogix Inc. were transferred to MoneyLogix Group making MoneyLogix Inc. a wholly owned subsidiary of the Company on May 28, 2008. On June 13, 2008, 200,000 additional shares of the Company were issued to MoneyLogix Inc. shareholders. 19,800,000 shares of the Company are still to be transferred to MoneyLogix Inc. shareholders, post agreement closure on May 28, 2008, pending changes to the number of shares authorized for issuance. On July 9, 2009 5,000,000 shares of the company were issued and the remaining 14,800,000 obligation were cancelled for consideration of a mortgage of approximately $900,000($950,000 Canadian), being placed on the Mapleview property.

4.
MoneyLogix Inc. agreed to pay to the Company $250,000 for the satisfaction of all outstanding debt of the Company, including the outstanding amount owing to Mr. Cimerman. MoneyLogix Inc. made payment of $250,000 to an agreed upon trust agent on May 28, 2008, to be released to the Company upon on the complete satisfaction of all the terms of the agreement. The cash was transacted between shareholders and did not run through MoneyLogix, Inc., therefore this is a non cash transaction included in Capital in the accompanying Statements of Stockholders Deficit.

5.	The Company will effect a 22 to 1 reverse split of the Company’s stock. The 22 to 1 reverse stock split took place on May 28, 2008;

6.
Following the 22 to 1 reverse stock split, MoneyLogix Group agreed to issue 490,310 shares of common stock (post 22-for-1 reverse stock split) to Mr. Cimerman, the former Company Chief executive and majority shareholder, in consideration for Mr. Cimerman retiring a certain portion of debt the Company owes him and cancelling 10,000 of Our Class A preferred shares and 50 of Our Class AA Preferred Shares held by Mr. Cimerman. It was agreed that the 490,310 shares issued to Mr. Cimerman shall be restricted and locked up for transfer and monetization for 24 months. The 490,310 shares of common stock are included in the total 563,586 shares dated May 28, 2008 as Common Shares Outstanding to Former Homelife, Inc. Shareholders in the accompanying Statements of Stockholders Deficit.

F8

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

2.	BASIS OF PRESENTATION

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915(formerly SFAS No. 7),  Accounting and Reporting by Development Stage Enterprises. Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

3.	GOING CONCERN

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to December 31, 2009 total $1,154,304. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

 Basis of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company, its wholly-owned subsidiaries MoneyLogix Group, Inc .  All significant inter-company transactions and balances have been eliminated upon consolidation.

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

F9

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Cash and Cash Equivalents

The Company considers cash and highly liquid instruments with an original maturity of three months or less to be cash and equivalents.

Concentration of Credit Risk

ASC 815-10, (formerly SFAS No. 105) “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05 (formerly SFAS No. 128), Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the period from December 7, 2007 (inception) to December 31, 2009.

Financial Instruments

In accordance with ASC 825-10-50, (formerly SFAS No. 107), "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2009, the carrying value of accounts payable and accrued liabilities, advances from related party, and mortgage receivable and promissory notes approximate their fair value because of the limited terms of these instruments.

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
DECEMBER 31, 2009

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

Property undergoing development

In accordance with ASC 835-20 ( formerly SFAS No. 34), “Capitalization of Interest Cost” and ASC 970-10(formerly SFAS No. 67), “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, we capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a project.  Pursuant to ASC 835-20 and ASC 970-10, capitalization of construction, development and redevelopment costs is required while activities are ongoing to prepare an asset for its intended use.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Costs previously capitalized related to abandoned acquisitions or development opportunities are written off.  Should development, redevelopment or construction activity cease, interest, property taxes, insurance and certain costs would no longer be eligible for capitalization, and would be expensed as incurred

In accordance with ASC 360-10-5 ( formerly SFAS 144), we classify a property as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary; (3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale”, its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  A loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less costs to sell in the period the asset qualifies as “held for sale”.   Depreciation of assets ceases upon designation of a property as “held for sale”.

Revenue Recognition

Revenue consists of interest earned from investments and is only recognized once earned and collection is reasonable determined.

F11

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 820-10-65-4 (formerly referred to as FSP SFAS 157-4), "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed." ASC 820-10-65-4 provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820-10-65-1. ASC 820-10-65-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company has adopted this standard and determined that it does not have an impact on its financial position and results of operations.

In April 2009, the FASB issued ASC 825-10-65-1 (formerly referred to as FSP SFAS 107-1 and APB 28-1), "Interim Disclosures about Fair Value of Financial Instruments," and "Disclosures about Fair Value of Financial Instruments, (formerly referred to as FSP SFAS 107)" to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. ASC 825-10-65-1 also includes an amendment to "Interim Financial Reporting (formerly referred to as APB 28-1)," to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company has adopted this standard and determined that it does not have an impact on its financial position and results of operations.

In May 2009, ASC 855-10 was issued (formerly SFAS No.165), “Subsequent Events,” which establishes general standards for accounting for disclosure of events that occur after the balance sheet day but before the financial statement are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855-10 is effective with interim and annual financial periods ending after June 15, 2009. Management has evaluated the impact of the adoption of ASC 855-10 and it has no impact the Company’s results of operations, financial position or cash flows.

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

F12

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued the “Accounting Standards Update (“ASU”) 2009-13 Multiple Deliverable Revenue Arrangements a consensus of EITF” (formerly topic 08-1) an amendment to ASC 605-25. The update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term “fair value” in the revenue allocation guidance with the term “selling price” in order to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The update will be effective for revenue arrangements entered into or modified in fiscal year beginning on or after June 15, 2010 with earlier adoption permitted. The adoption of this standard is not expected to have material impact on the Company’s consolidated financial statements.

5.	ACQUISITION AND DISPOSITION OF 2131059 ONTARIO LIMITED AND SUBSEQUENT CONSIDERATION DISPOSITION

ACQUISITION

On May 20, 2009 the Company acquired all of the stock of 2131059 Ontario Limited. The acquired business owns 100% of an 100 acre property in Barrie, Ontario, Canada which it is developing.

The purchase price for 2131059 was approximately $23,000,000million (Canadian $26,300,000) which was funded by assumption of Mortgages Payable of $7,568,000(Canadian $8,630,000), Net Accounts Payable of $175,000(Canadian $200,000) and the issuance of 8,775,000 restricted common shares of MoneyLogix at $1.75(Canadian $2.00) per share.

Under the purchase method of accounting, the initial purchase price is allocated to 2131059 s net tangible and assets based upon their estimated fair values as of the date of the acquisition. The Company disposed of 2131059, as further discussed below, on August 24, 2009 and adjusted the initial purchase price based on the fair market valuation of the disposition. The fair market valuation has been adjusted to Additional Paid in Capital per ASC 805-10 since the disposition was back to a related party of the original seller. The original share price for the 8,775,000 was $1.75(Canadian $2.00) was adjusted to $0.34(Canadian $0.37). The preliminary purchase price allocation as of May 20, 2009 and the adjusted purchase price allocation adjusted as of June 30, 2009 is approximately as follows:

F13

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

5.	ACQUISITION AND DISPOSITION OF 2131059 ONTARIO LIMITED AND SUBSEQUENT CONSIDERATION DISPOSITION (continued)

	At May 20, 2009	At June 30, 2009
		Adjusted
Property under Development	$23,113,000	$10,736,000
Cash and Other Assets	4,000	3,500
Due to Baywood Homes Partnership(1)	130,000	130,000
Total assets acquired	23,247,000	10,869,500

Mortgages Payable	7,568,000	7,568,000
Accounts Payable(1)	290,000	289,500
Total Liabilities acquired	7,858,000	7,857,500

Net assets acquired	15,389,000	3,012,000

Stock Issued to sellers [8,775,000 common shares]	15,389,000	3,012,000
Net shares issued	$15,389,000	$3,012,000

The above table comprises our supplemental disclosure of non-cash investing and financing activities.
(1)	The agreement called for Accounts Payable to be a limited to $175,000. The difference would be owed back to the 2131059 by Baywood Homes Partnership.

DISPOSITION

 On August 24th, 2009 MoneyLogix completed the disposition of 2131059 ONTARIO LIMITED (“Mapleview” or”2131059”), in accordance with the share purchase agreement between MoneyLogix and Ralph Canonaco, in trust. Mapleview is the registered owner of the property municipally known as North Side Mapleview Drive East, Barrie, Ontario which comprises of two lots being approximately 100 acres. The first lot is approximately 50 acres of land, being PIN 580910288, S.Pt.Lot 16, Conc, Being Part 1, Reference 51R-22937, City of Barrie, County of Simcoe, and the second lot of 49.48 acres PIN 580911689, S ½ Lot 16, Conc. 12, Being Part 1 Reference Plan 51R-22928, City of Barrie, County of Simcoe.

The purchaser was part of the original group that MoneyLogix had acquired this property originally from. Pursuant to the terms of the agreement, the purchaser  agreed to the  purchase price of Sixteen Million, Fifty One Thousand, Three Hundred and Fifty One dollars $16,051,351 (CDN $17,287,305).

The consideration received was satisfied as follows:  the purchaser assumed all existing mortgages at closing of $ 8,792,895 (CDN $9,470,000), provided mortgages to MoneyLogix with a face value of $2,349,100 (CDN $ 2,530,000) and the return of 8,775,000 restricted common shares of MoneyLogix which were issued in connection with the original purchase of Mapleview.

The 8,775,000 restricted common shares of MoneyLogix per the agreement were valued at $0.46(CDN $0.50) for a total of $4,036,500 (CDN $4,387,500).

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

F14

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

5.	ACQUISITION AND DISPOSITION OF 2131059 ONTARIO LIMITED AND SUBSEQUENT CONSIDERATION DISPOSITION (cont’d)

In addition to the consideration noted above, MoneyLogix will receive the following:

Two Serviced Family Residential Lots, subject to a reasonable cost for severance and a cost sharing agreement.  Management estimates the value of these serviced lots have a net total value of $373,560 (CDN $400,000);

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
$2,941,786

*  Option to Buy 150 Units  @$14,009 (subject to cost sharing agreement)

SUBSEQUENT CONSIDERATION DISPOSITION

On November 17, 2009, the Company sold the Mortgage Receivable, Residential Units and the option to acquire 150 residential units for cash consideration of $1,903,800 (CDN $2,000,000), two promissory note of $ 230,346 (Note A-CDN $245,240) and $ 713,625 (Note C-CDN $750,000). Six Serviced Family Residential Lots with a net total value of $ 373,560 (CDN $400,000) were retained. The sale of the Mortgage Receivable was to an unrelated party and the two promissory notes were to Ralph Canonaco of Baywood Homes Partnership. The terms of the $230,588 promissory note are interest bearing at 1% per month due December 31, 2009 and secured by a 6th Mortgage on the Mapleview Property. The funds were received January 7, 2010. The terms of the $ 713,625 promissory note is non interest bearing till August 2010 and then 12 % per annum and due December 31, 2010.

6.	PROMISSORY NOTES AND MORTGAGE RECEIVABLE

December 31, 2009
Promissory Note and Interest Receivable - A	$233,346
Promissory Note- B	142,725
Promissory Note- C	713,625
1,089,696
Allowance	(190,300)
Total	$899,396

F15

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

6.	PROMISSORY NOTES AND MORTGAGE RECEIVABLE (continued)

Notes receivable are stated net of an allowance for doubtful accounts. The company estimated the allowance based on management estimation and timeliness of collection for charging off uncollectable loans

A.
The Promissory Note of $233,346 (CDN $245,240) to Ralph Canonaco of Baywood Homes Partnership is interest bearing at 1% per month due December 31, 2009 and secured by a 6th Mortgage on the Mapleview Property.  Interest of $3,000 has been included in the receivable.  The funds were received January 7, 2010.

B.
The Promissory Note of $ 142,725 (CDN $150,000) to Lawrence Cogan is interest bearing at 4% per month due March 17, 2010 and guaranteed by Ralph Canonaco, Transfer Realty Inc., Transbay Developments Inc and 2131059 Ontario Limited..  The funds have not been received and the Company is actively attempting to collect these funds.

.
C.	The Promissory Note of $713,625 (CDN $750,000) to Ralph Canonaco of Baywood Homes Partnership is non interest bearing till August 2010 and then 12 % per annum and due December 31, 2010.

7.	STOCK COMPENSATION LIABILITY

The Company has recorded stock compensation liability for its Company Management and Officers in the amount of $204,000 for 400,000 shares in regards to their employment agreements. Per note 10(a), the employees are involved in a lawsuit for wrongful dismissal, and until the legal situation is resolved, the share compensation liability will not be cancelled.

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

F16

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

9.	CAPITAL STOCK

a) Authorized

100,000 Class A Preferred shares of no par value, 6% non-cumulative dividend, voting, convertible to common shares at the option of the shareholder at a price equal to the face value of the Class A shares. Each Class A Preferred share carries 1,000 votes as compared with 1 vote for each Common share.  There were no shares issued and outstanding at December 31, 2009.

300,000,000 Common shares of $0.001 par value

b) Issued

	December 31,	December 31,
	2009	2008
Shares Issued and Outstanding	85,763,586	80,763,586
	$85,764	$80,764

10.	CONTINGINCIES

A)
Two former employees (“Plaintiffs”) have commenced an action on October 2009 in Ontario, Canada against the Company. The statement of claim is for an aggregate payment of approximately $476,000($500,000 CDN) related to wrongful dismissal. The Company plans to vigorously defend itself in this claim and has will launch a counter suit against the plaintiffs in the amount of $1,903,000($2,000,000 CDN). Included in Accounts Payable and Stock Compensation Liability is approximately $226,000 relating to salaries, expenses and stock compensation. At the present time, the Company and its legal counsel agree that the outcome of this proceeding cannot be reasonably determined at this time.

B)
A Company and its principals (“Plaintiffs”) have commenced an action on December 2009 in Ontario, Canada against the Company. The statement of claim is for an aggregate payment of approximately $7,707,000($8,100,000 CDN) and 6,250,000 common shares from treasury related to breach of contract. The Company plans to vigorously defend itself in this claim and may launch a counter suit against the plaintiffs. Included in Accounts Payable is approximately $6,600 ($ 6,945 CDN) relating to rental expense charged to the company. At the present time, the Company and its legal counsel agree that the outcome of this proceeding cannot be reasonably determined at this time.

11.	SUBSEQUENT EVENTS

Subsequent events are evaluated through April 6, 2010, the date the financial statements were issued.

F17