Form 10-Q
period 2010-03-31
MONEYLOGIX GROUP INC.
filed 2010-05-17
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒            No ☐

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at May 17, 2010
Common Stock, $.001 par value	85,763,586

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-15.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the financial condition and results of operations of MoneyLogix Group, Inc. for the three months  ending March 31, 2010.    The following information should be read in conjunction with the reviewed financial statements for the period ending March 31, 2010 and notes thereto appearing elsewhere in this form 10-Q.

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

To execute the business strategy, the following individuals were added to our management team effective May 11, 2009: Mike Knarr, President & Chief Executive Officer; Gary Cilevitz, Chief Financial Officer and Corporate Secretary; Tom Copeland, Executive Vice President; Adam Seanor, Executive Vice President.   Concurrently, the Corporation elected Alex Haditaghi to the position of Chairman of the Board effective August 11, 2009.  The Board of Directors consist of Alex Haditaghi, Mike Knarr and Gary Cilevitz as at May 11, 2009 and are currently searching for independent directors.   Majid Haditaghi resigned effectively May 12, 2009 as an officer and director. Effective September 4, 2009 Tom Copeland and Adam Seanor were no longer employed by the Company.  Effective November 15, 2009, Mike Knarr resigned as President & Chief Executive Officer and as a Director of the Company.   Gary Cilevitz will has filled the duties of President  & Chief Executive Officer as of November 15, 2009.

MoneyLogix are presently conducted through the Company’s subsidiaries, MoneyLogix Group, Inc (an Ontario, Canada company).

As of May14, 2010 MoneyLogix operated out of a space located at 260 Edgeley Blvd, Suite 12, Concord, Ontario, Canada L4K 3Y4.  Our telephone number is (905)761-1400 and our fax number is (877)410-4845.  Our internet website can be found under the domain name of www.moneylogixgroup.com

Acquisition of 2131059 ONTARIO LIMITED

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

As of May14, 2010 MoneyLogix operated out of a space located at 260 Edgeley Blvd, Suite 12, Concord, Ontario, Canada L4K 3Y4.  Our telephone number is (905)761-1400 and our fax number is (877)410-4845.  Our internet website can be found under the domain name of www.moneylogixgroup.com

PART II

 Results of Operations

The Company reported interest revenue of $387 from operations during the three month ending March 31, 2010.  Comparatively, the Company reported no revenue from operations during the three month period ending March 31, 2009. The Company reported revenues of $3,664 for the period from December 7, 2007 (the inception date of MoneyLogix) to March 31, 2010

The Company incurred expenses of $109,580 for the three month period ending March 31, 2010.  The primary expense was for professional fees ,namely legal and accounting,   and consulting and payroll fees in the  period.   Comparatively, for the three month period ending March 31, 2009, the Company incurred professional fees expenditures of $2,250 in regards to the quarterly filings. The Company reported total operating expenses of $1,267,161 period from December 7, 2007 (the inception date) to March 31, 2010.

The Company recorded a net loss for the three month period ending March 31, 2010 of $109,193 with a comparative net loss for the three months period ending  March  31,2009 of $2,250.  For the period from December 7, 2007 (inception date) to March 31, 2010 the Company recorded a cumulative Net Loss of $1,263,497

Liquidity and Capital Resources

At March 31, 2010, the Company  had $1,272,922 of cash in hand and $2,361,948 in Total Assets.  Comparatively at  December 31, 2009 the Company has $1,098,865 of cash in hand and $2,382,312 in Total Assets.

At March 31, 2010, we had liabilities of $292,886 comprised of stock based liability equal to $204,000 and accounts payable and accrued liabilities and due to related parties of 88,886.   Comparatively at  December 31, 2009 the Company had liabilities of  $281,072 comprised of stock based liability equal to $204,000 and Accounts Payable and Related Parties of $77,072

Critical Accounting Policies

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

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to March 31, 2010 total $1,263,497. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these financial statements.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Off-Balance Sheet Arrangements

No reporting requirement for a smaller reporting company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the Form 10-K has been made known to them.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain material weaknesses in our internal control over financial reporting as of March 31, 2010:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Because of the material weaknesses above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2010, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

B)
The Company have commenced an action on February 2010 in Ontario against Ralph Canonaco and 213105 Ontario Limited (“Defendants”).  The statement of claim is for the severance of the two real property lots on the property held by the defendants and damages totalling $3,000,000.  The defendants were required to severe the real property lots  per an agreement dated August 15, 2009 and failed to do so.   The Defendants have filed a statement of defence in April 2010 which management is reviewing.  The Company will pursue all legal means to severe these real property lots and damages.

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

D)
A Company and its principals (“Plaintiffs”) have commenced an action on December 2009 in Ontario, Canada against the Company. The status of this action is inactive due to numerous errors in the statement of claim which were identified by Company’s legal counsel and submitted back to the Plaintiffs to correct and resubmit.  The Plaintiffs have not yet resubmitted their amended statement of claim since they were contacted in February 2010. The incorrect statement of claim is for an aggregate payment of approximately $7,707,000($8,100,000 CDN) and 6,250,000 common shares from treasury related to breach of contract.    The Company plans to vigorously defend itself once it receives the amended claim and will launch a counter suit against the plaintiffs.   Included in Accounts Payable is approximately $6,600 ( $6,945 CDN) relating to rental expense charged to the company.  No additional amounts related to this claim have been accrued, as there is no valid claims against us and therefore, no assessment can be reasonably made or determined at this time.

E)
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

Dated: May 17, 2010

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
MARCH   31, 2010
CONTENTS

Page
FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	F3
Condensed Consolidated Statements of Operations	F4
Condensed Consolidated Statements of Cash Flows	F5
Condensed Consolidated Statement of Stockholders’ Deficit	F6
Notes to the Condensed Consolidated Financial Statements	F7 – F16

F2

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash	$1,272,922	$1,098,865
Interest Receivable	-	3,451
Other Assets	1,186	-
Property undergoing development(Note 5)	393,760	380,600
Promissory Notes and Mortgage Receivable(Note 6)	689,080	899,396
Total Assets	$2,361,948	$2,382,312

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and accrued liabilities	$75,916	$32,676
Due to Related Parties	12,970	44,396
Stock Compensation Liability(Note 7)	204,000	204,000

Total Liabilities	292,886	281,072
Stockholders’ Deficit
Preferred Stock, $10 par value; 100,000 shares authorized, none issued (Note 9)	-	-
Capital stock, $.001 par value; 300,000,000 shares authorized; 85,763,586 issued and outstanding (Note 9)	85,764	85,764
Additional Paid in Capital	3,127,424	3,127,424
Other Comprehensive Loss	119,370)	42,356
Deficit accumulated during the development stage	(1,263,497)	(1,154,304)
Total Stockholders’ Deficit	2,069,061	2,101,240)
Total Liabilities and Stockholders’ Deficit	$2,361,948	$2,382,312

The accompanying notes are an integral part of these financial statements.

F3

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

	Period End March 31		For the Period December 7, 2007(inception)
	2010	2009	to March 31, 2010

REVENUES	$387		$3,664

EXPENSES
Professional Fees	31,461	2,250	178,091
Office and General	3,665		60,027
Promissory Note allowance	-		180,660
Stock Compensation expense	-		204,000
Consulting and Payroll Fees	74,454		393,819
Cost of Reorganization	-		250,564
TOTAL OPERATING EXPENSES	109,580	2,250	1,267,161

NET LOSS	$(109,193)	$(2,250)	$(1,263,497)
Foreign Currency Translation	77,014		119,370
COMPREHENSIVE INCOME (LOSS)	(32,179)	(2,250)	(1,144,127)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)
Weighted average number of shares
outstanding - basic and diluted	85,763,586	80,763,586	83,070,949

The accompanying notes are an integral part of these financial statements.

F4

  MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)
	Period End March 31, 2010	Period End March 31, 2009	For the Period from Inception (December 7, 2007) to March 31, 2010

Cash Flows from Operating Activities
Net loss	$(109,193)	$(2,250)	$(1,263,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest receivable	3,486		-
Non-Cash Cost of Reorganization			250,564
Other assets	(1,159)		(1,159)
Expenses paid by Stockholder	-		8,936
Stock subscription receivable	-		14,720
Stock compensation expense	-		285,600
Accounts Payable and accrued liabilities	11,185	2,250	93,887

Net Cash Used in Operating Activities	(95,113)	-	(610,976)

Cash Flows from Investing Activities
Increase in Property under development	-	-	(129,463)
Increase in Promissory Notes	197,156	-	65,591
Sale of Mortgage Receivable	-	-	1,831,400

Net Cash Provided by Investing Activities	197,156	-	1,769,528

Cash Flows from Financing Activities	-	-	-

Net Cash Provided by Financing Activities	-	-	-

Foreign Exchange on Balances	77,014	-	119,370

Cash and Cash Equivalents - Beginning of Period	1,098,865	-	-

Cash and Cash Equivalents - End of Period	$1,277,922	$-	$1,277,922
Supplemental Cash Flow Information
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F5

MONEYLOGIX GROUP, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM THE DATE OF INCEPTION
 (DECEMBER 7, 2007) TO MARCH  31, 2010(Unaudited)

	Common Stock			Preferred Stock		Additional Paid-In	Stock Subscription	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders'
	Shares		Amount	Shares	Amount	Capital	Receivable	Loss	Stage	Deficit
Issuance of common stock for services	65,280,000	*	$65,280	-	$-	$16,320	$-	$-	-	$81,600
Issuance of common stock	14,720,000	*	$14,720	-	$-	$-	$(14,720)	$-	-	$-
Net loss	-		$-	-	$-	$-	$-	$-	(86,600)	$(86,600)
Balance, December 31, 2007	80,000,000		$80,000	-	$-	16,320	$(14,720)	$-	(86,600)	$(5,000)

May 28, 2008 Common Shares Outstanding to former HomeLife, Inc. Shareholders	563,586		$564	-	$-	250,000	$-	$-	-	$250,564
June 13, 2008 Issuance to former MoneyLogixInc. Shareholder	200,000		$200	-	$-	(200)	$-	$-	-	$-
September 17, 2008 – Invoices Paid by Shareholder	-		$-	-	$-	1,436	$-	$-	-	$1,436
May 28, 2008 Preferred Shares Outstanding of Former HomeLife, Inc. Shareholders	-		$-	1,500	$15,000	-	$-	$-	-	$15,000
September 25, 2008 – Preferred Shares Cancelled	-		$-	(1,500)	$(15,000)	-	$-	$-	-	$(15,000)
November 18, 2008 - Invoice Paid	-		-			7,500		-	-	7,500
Net Loss	-		$-	-	$-	-	$-	$-	(272,312)	$(272,312)

Balance, December 31, 2008	80,763,586		$80,764	-	$-	275,056	$(14,720)	$-	(358,912)	$(17,812)

May 20, 2009 Purchase and August 22, 2009 Disposition of 2031059 Ontario Limited(net)(Note 5)	-		-	-	-	2,852,368	-	-	-	2,852,368
June 30, 2009 Stock subscription exchanged for services	-		-	-	-	-	14,720	-	-	14,720
July 9, 2009 Issuance of common stock	5,000,000		5,000							5,000
Foreign Currency Translation	-		-	-	-	-	-	42,356	-	42,356
Net Loss	-		-	-	-	-	-	-	(795,392)	(795,392)
Balance, December 31, 2009	85,763,586		$85,764	-	$-	3,127,424	$-	$42,356	(1,154,304)	$2,101,240
Foreign Currency Translation	-		-	-	-	-	-	77,014	-	77,014
Net Loss	-		-	-	-	-	-	-	(109,193)	(109,193)
Balance, March 31, 2010	85,763,586		$85,764	-	$-	3,127,424	$-	$119,370	(1,263,497)	$2,069,061
 * Share and per share amounts reflect the effect of the May 28, 2008 reorganization.
The accompanying notes are an integral part of these financial statements.

F6

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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
MARCH 31, 2010

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

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to March 31, 2010 total $1,263,497. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these financial statements.

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

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2009 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of March 31, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

Basis of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company, its wholly-owned subsidiaries MoneyLogix Group, Inc.  All significant inter-company transactions and balances have been eliminated upon consolidation.

F8

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

There were no dilutive financial instruments for the period from December 7, 2007 (inception) to March 31,2010.

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

F9

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

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

F10

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

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

F11

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

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
MARCH 31, 2010

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

The purchaser was part of the original group that MoneyLogix had acquired this property originally from. Pursuant to the terms of the agreement, the purchaser  agreed to the  purchase price of Fifteen Million, Two Hundred and Fifteen Thousand, Seven Hundred and Ninety Four dollars  $16,051,351  (CDN $17,287,305).

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
MARCH 31, 2010

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

6.	PROMISSORY NOTES AND MORTGAGE RECEIVABLE

	March 31, 2010	December 31, 2009
Promissory Note and Interest Receivable - A	$-	$233,346
Promissory Note- B	147,660	142,725
Promissory Note- C	738,300	713,625
	885,960	1,089,696
Allowance	(196,880)	(190,300)
Total	$689,080	$899,396

F14

MONEYLOGIX GROUP, INC.
[Formerly Known as Homelife, Inc.]
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

6.	PROMISSORY NOTES AND MORTGAGE RECEIVABLE(continued)

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

B.
The Promissory Note of $ 147,660 (CDN $150,000) to Lawrence Cogan is interest bearing at 4% per month due March 17, 2010 and guaranteed by Ralph Canonaco, Transfer Realty Inc., Transbay Developments Inc and 2131059 Ontario Limited..  The funds have not been received and the Company is actively attempting to collect these funds.

C.	The Promissory Note of $738,300 (CDN $750,000) to Ralph Canonaco of Baywood Homes Partnership is non interest bearing till August 2010 and then 12 % per annum and due December 31, 2010.

7.	STOCK COMPENSATION LIABILITY

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
MARCH 31, 2010

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

300,000,000 Common shares of $0.001 par value

b) Issued

	December 31,	December 31,
	2009	2009
Shares Issued and Outstanding	85,763,586	85,763,586
	$85,764	$85,764

10.	CONTINGINCIES

A)
Two former employees (“Plaintiffs”) have commenced an action on October 2009 in Ontario, Canada against the Company.  The statement of claim is for an aggregate payment of approximately $492,200($500,000 CDN) related to wrongful dismissal.  The Company plans to vigorously defend itself in this claim and has will launch a counter suit against the plaintiffs in the amount of $1,968,800 ($2,000,000 CDN).   Included in Accounts Payable and Stock Compensation Liability is approximately $226,000 relating to salaries, expenses and stock compensation.  At the present time, the Company and its legal counsel agree that the outcome of this proceeding cannot be reasonably determined at this time.

B)
A Company and its principals (“Plaintiffs”) have commenced an action on December 2009 in Ontario, Canada against the Company.  The statement of claim is for an aggregate payment of approximately $7,973,640($8,100,000 CDN) and 6,250,000 common shares from treasury related to breach of contract.    The Company plans to vigorously defend itself in this claim and may launch a counter suit against the plaintiffs.   Included in Accounts Payable is approximately $6,837    ($ 6,945 CDN) relating to rental expense charged to the company.  At the present time, the Company and its legal counsel agree that the outcome of this proceeding cannot be reasonably determined at this time.

11.	SUBSEQUENT EVENTS

Subsequent events are evaluated through May 17, 2010, the date the financial statements were issued.

F16