Form 10-Q
period 2010-06-30
MONEYLOGIX GROUP INC.
filed 2010-08-23
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #

MONEYLOGIX GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-0680443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

61 Bowan Court Toronto, Ontario M2K 3A7
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒            No ☐

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at August 23, 2010
Common Stock, $.001 par value	85,763,586

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010
The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-15.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the financial condition and results of operations of MoneyLogix Group, Inc. for the three months ending June 30, 2010.    The following information should be read in conjunction with the reviewed financial statements of MoneyLogix Group, Inc. for the period ending June 30, 2010 and notes thereto appearing elsewhere in this form 10-Q.

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

June 30, 2010 Share Exchange Agreement and Sale of MoneyLogix Group Asset and Operation

On June 30, 2010 we entered into a share exchange agreement (the “Exchange Agreement”), by and among Moneylogix Group Inc., a Nevada Corporation (“we,” “Moneylogix,” “MLXG” or the “Company”), Panacea Global, Inc., a Delaware Corporation (“Panacea”), and the shareholders of Panacea (the “Panacea Shareholders”).  The closing of the transaction (the “Closing”) took place on June 30, 2010 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired 100% of the outstanding shares of Panacea (the “Panacea Shares”) from the Panacea Shareholders, and the Panacea Shareholders transferred and contributed 100% of the Panacea Shares to us. In exchange, we issued to the Panacea Shareholders, their designees or assigns, 74,800,000 shares (the “Exchange Shares”) representing 83.7% of the outstanding shares of our common stock issued and outstanding after the Closing (the “Share Exchange”). Pursuant to the Exchange Agreement, Panacea became our wholly-owned subsidiary. Our directors have approved the Exchange Agreement and the transactions contemplated there under.

Pursuant to the Exchange Agreement, Gary Cilevitz and Alex Haditaghi resigned as the directors of the Company and Moshiri Mahmood and Binnay Sethi will be appointed as the new directors of the Company upon effectiveness of an information statement required by Rule 14f-1 promulgated under the Exchange Act of 1934 (the “Exchange Act”). Additionally, Gary Cilevitz and Alex Haditaghi resigned as our officers and Moshiri Mahmood and Binnay Sethi were appointed as our new officers, effective immediately at the Closing.

On June 30, 2010, Majid Haditaghi, the majority shareholder of Moneylogix entered into a stock purchase agreement with Roscoe Investment International, LLC, a Dubai corporation (“Roscoe”) (the “Roscoe SPA”). Pursuant to the Roscoe SPA Majid Haditaghi sold 71,200,000 shares of our common stock to Roscoe for an aggregate purchase price of $71,200.00.  The closing of the transaction took place on June 30, 2010.

Pursuant to a stock purchase agreement dated June 30 2010 by and between Roscoe and the Company (the “Moneylogix SPA”), Roscoe agreed to transfer 71,200,000 shares to Moneylogix in exchange for 100% of the outstanding shares of Moneylogix Group, Inc., an Ontario, Canada corporation and the wholly owned subsidiary of Moneylogix (“Moneylogix Canada”).

The Company is currently in the process of issuing 74,800,000 common shares to Roscoe and cancelling the 71,200,000 common shares issued to the Company pursuant to the Moneylogix SPA.

The Company is developing a stock option plan for management, directors and advisors and expects to establish the plan by October 2010.  One million shares were issued to the Company’s management on July 7, 2010 for 5 years at an option price of $0.013

Completion of Acquisition or Disposition of Assets

On June 30, 2010, Moneylogix completed the acquisition of Panacea, a biopharmaceutical company that focuses on the early detection of cancer.

Closing of Exchange Agreement

On June 30, 2010, we entered into a share exchange by and among the Company, Panacea, and the Panacea Shareholders. The closing of the transaction took place on June 30, 2010 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired the Panacea Shares from the Panacea Shareholders. In exchange, we issued the Exchange Shares to the Panacea Shareholders, their designees or assigns, which represents 83.7% of our outstanding shares on a fully diluted basis as of and immediately after the closing of the Share Exchange.  Upon the closing of the Share Exchange, there are 89,363,586 shares of common stock issued and outstanding. Our board of directors (the “Moneylogix Board”) has approved the transactions contemplated under the Exchange Agreement.  Additionally, the board of directors of Panacea (the “Panacea Board”) has approved the Exchange Agreement and the transactions contemplated there under.

Closing of Purchase Agreements

Pursuant to the Roscoe SPA Majid Haditaghi, a majority shareholder of Moneylogix, sold 71,200,000 shares of common shares, par value $0.001 per share, to Roscoe, for an aggregate purchase price of $71,200.00.  The closing of the transaction took place on June 30, 2010.

In addition, we entered into the Moneylogix SPA with Roscoe.  Pursuant to the terms of the Moneylogix SPA, Roscoe transferred 71,200,000 shares to Moneylogix in exchange for 100% of the outstanding shares of Moneylogix Canada.  At closing, Roscoe became the sole shareholder of Moneylogix Canada.

Business of Panacea Global, Inc.

Overview

We were incorporated in the state of Delaware on February 5, 2010.  We are a development stage company that has acquired the global rights, except for the United States of America, for early detection diagnostic cancer tests. Our goal is to sell early detection cancer tests globally through strategic partnerships with companies in each country. Currently, we have no revenue streams and our expenses incurred relate to start up costs and professional fees.  We are in the process of hiring a management team and independent directors to execute the strategy of our business.

Products and Services

We have the global rights, except for the United States of America, for early detection cancer tests.  The early detection cancer tests are based on the detection of HAAH levels in blood. The primary tests which are available immediately for sale include:

●	BC Detect (Breast Cancer);
●	CC Detect (Colorectal Cancer);
●	LC Detect (Lung Cancer);
●	PC Detect (Prostate Cancer); and
●	TK Sense A RT-PCR (Gene Expression for Chronic Myelogenous Leukemia to Imatinib)

Raw Materials and Suppliers

Panacea Pharmaceuticals, Inc., has developed various cancer diagnostic products used for screening, monitoring, surveillance, recurrence, drug sensitivity and companion diagnostics for patient management. We have entered into a licensing agreement with Panacea Pharmaceuticals, Inc., to provide all reagents for the early detection cancer tests.

Business Model

We are a biopharmaceutical company that sells early detection cancer tests through our licensing agreement with Panacea Pharmaceuticals, Inc.  We market and sell products through strategic partnerships with companies in different countries by entering into sublicensing agreements to sell our products.  We may enter into sublicensing agreements with one or more third parties under all or some of the related Panacea Pharmaceuticals, Inc., patents.  Additionally, we have developed stand alone operations in certain countries including Canada.

A license agreement with an upfront fee and royalty stream will be set up with the strategic partners who will be able to demonstrate expertise in this area with a proven track record. We are in the process of hiring a management team and independent directors to execute the strategy of our business.

Growth Strategy

Our initial growth strategy is to focus on developing the Canadian market as a standalone operation.  Concurrently, growth will be focused on China, Korea and Japan along with Europe and the Middle East.  The company expects there to be revenue from Canada by the end of 2010.  Additionally, the Company intends to establish a strategic partnership with at least four partners in at least four countries per year.

Employees

As of the date hereof, we do not have any full-time employees and are currently looking to hire a management team to implement the vision of the company.

Properties

Our corporate headquarters are located at 61 Bowan Court, Toronto, Ontario, Canada M2K 3A7.

As of August 20, 2010 MoneyLogix operated out of a space located at 61 Bowan Court, Toronto, Ontario, Canada M2K 3A7.  Our telephone number is (905)761-1400 and our fax number is (877)410-4845.

Results of Operations

The Company reported no revenue from this three month period ending June 30, 2010 and has reported no revenue for the period from February 5, 20010(the inception date of Panacea) to June 30, 2010.

The Company incurred expenses of $42,300 for the three month period ending June 30, 2010.  The primary expense was for professional fees, namely legal, accounting, and consulting fees.   The Company reported total operating expenses of $89,300 period from February 5, 2010 (the inception date) to June 30, 2010.

The Company recorded a net loss for the three month period ending June 30, 2010 of $42,300. For the period from February 5, 2010 (inception date) to June 30, 2010 the Company recorded a cumulative net loss of $89,300.

Liquidity and Capital Resources

We acquired a global diagnostic testing license, except for the United States, from Panacea Pharmaceuticals Inc., on March 24, 2010.  In consideration for the license, we issued 35,500,000 common shares and will pay Panacea Pharmaceuticals, Inc., $2,500,000 within 30 days of raising a minimum of $10,000,000 equity investment.  Additionally, we will pay Panacea Pharmaceuticals Inc., 25% of all sublicensing revenue and will purchase all conforming reagents at a cost of $20 per test or 10% of the sale price of the individual test with a minimum price of $8.00 per test.  As of June 30, 2010, we have $2,550,000 in current liabilities comprised primarily of the licensing fee of $2,500,000.

Per the valuation of the global diagnostic testing license which was evaluated and adjusted to $50,000,000.00 based on current circumstances and the company’s business plan.

As there are no current revenues from operating activities, we must presently rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that we will need to rely upon new capital contributions to pay our liabilities

Critical Accounting Policies

Critical Accounting Pronouncements

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 does not significantly change the types of subsequent events that an entity reports, but it requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual reporting requirements ending after June 15, 2009. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASU 2009-01”). ASU 2009-01 established the Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The Codification supersedes all prior non-SEC accounting and reporting standards. Following ASU 2009-01, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. ASU 2009-01 also modifies the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption was not permitted. The adoption of this standard did not have an impact on the financial position, results of operations or cash flows of the Company.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value  (“ASU 2009-05”). ASU 2009-05 addresses concerns in situations where there may be a lack of observable market information to measure the fair value of a liability, and provides clarification in circumstances where a quoted market price in an active market for an identical liability is not available. In these cases, reporting entities should measure fair value using a valuation technique that uses the quoted price of the identical liability when that liability is traded as an asset, quoted prices for similar liabilities, or another valuation technique, such as an income or market approach. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period subsequent to August 2009 and the adoption of this update is not expected to have a material impact on the financial position, results of operations, or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140  (“SFAS 166”). SFAS 166 amends the application and disclosure requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement 125  (“SFAS 140”), removes the concept of a “qualifying special purpose entity” from SFAS 140 and removes the exception from applying FASB Interpretation (“FIN”) No. 46(R),  Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51  (“FIN 46(R)”) to qualifying special purpose entities. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009, and early adoption is not permitted. The adoption of this standard is not anticipated to have a material impact on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force  (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements where products or services are accounted for separately rather than as a combined unit, and addresses how to separate 71 deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing GAAP requires an entity to use vendor-specific objective evidence (“VSOE”) or third-party evidence of a selling price to separate deliverables in a multiple-deliverable selling arrangement. As a result of ASU 2009-13, multiple-deliverable arrangements will be separated in more circumstances than under current guidance. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price will be based on VSOE if it is available, on third-party evidence if VSOE is not available, or on an estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also requires that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the selling price of the deliverable on a stand-alone basis, and increases the disclosure requirements related to an entity’s multiple-deliverable revenue arrangements. ASU 2009-13 must be prospectively applied to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Entities may elect, but are not required, to adopt the amendments retrospectively for all periods presented. The Company expects to adopt the provisions of ASU 2009-13 on January 1, 2011 and does not believe that the adoption of this standard will have a material impact on the financial position, results of operations, or cash flows of the Company.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities . ASU 2009-17 replaces the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities. The provisions of ASU 2009-17 are to be applied beginning in the first fiscal period beginning after November 15, 2009. The Company adopted ASU 2009-17 on January 1, 2010 and does not anticipate that the adoption of this standard will have a material effect on the financial position, results of operations, or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification . ASU 2010-02 clarifies that the scope of previous guidance in the accounting and disclosure requirements related to decreases in ownership of a subsidiary apply to (i) a subsidiary or a group of assets that is a business or nonprofit entity; (ii) a subsidiary that is a business or nonprofit entity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity. ASU 2010-02 also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include (i) the valuation techniques used to measure the fair value of any retained investment; (ii) the nature of any continuing involvement with the subsidiary or entity acquiring a group of assets; and (iii) whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. The provisions of ASU 2010-02 will be effective for the first reporting period beginning after December 13, 2009. The Company adopted the provisions of ASU 2010-02 on January 1, 2010 and does not anticipate that the adoption of this standard will have a material impact on the financial position, results of operations, or cash flows of the Company.

In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures About Fair Value Measurements . ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted the provisions of ASU 2010-06 on January 1, 2010 and does not anticipate that the adoption of this standard will have a material impact on the financial position, results of operations, or cash flows of the Company.

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to June 30, 2010 total $89,300. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05 (formerly SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on April 30, 2010, no events or changes in circumstances indicate that it is impaired since it was acquired on March 24, 2010. As described in note 3, the long-lived assets have been valued on a going concern basis; however, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

Off-Balance Sheet Arrangements

No reporting requirement for a smaller reporting company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the Form 10-K has been made known to them.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain material weaknesses in our internal control over financial reporting as of June 30, 2010:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Because of the material weaknesses above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2010, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

PART II:  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

All legal proceedings at June 30, 2010 were related to the Operating Company which was disposed at June 30, 2010

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

On July 8, 2010, the Company Filed a Form 8K disclosing share for share exchange for Panacea Global, Inc and the disposition of the operating company of MoneyLogix Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MONEYLOGIX GROUP, INC.

By:	/s/ Binnay Sethi
Binnay Sethi
President, Chief Executive Officer and Chief Financial Officer

Dated: August 23, 2010

MONEYLOGIX GROUP, INC.
[UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
 (A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

MONEYLOGIX GROUP, INC.
[UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
(A Development Stage Company)
JUNE 30, 2010

CONTENTS

Page
FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	F3
Condensed Consolidated Statements of Operations	F4
Condensed Consolidated Statements of Cash Flows	F5
Condensed Consolidated Statement of Stockholders’ Deficit	F6
Notes to the Condensed Consolidated Financial Statements	F7 – F11

MONEYLOGIX GROUP, INC.
[UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
 (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	April 30, 2010 (Audited)
ASSETS
Current Assets
Global Diagnostic License(Note 5)	$50,000,000	$50,000,000
Total Assets	$50,000,000	$50,000,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities	$50,000	$25,000
License Fee Payable(Note 5)	2,500,000	2,500,000
Shares to be issued(Note 6)	49,364	-
Total Liabilities	2,599,364	2,525,000
Stockholders’ Deficit
Preferred Stock, $10 par value; 100,000 shares authorized, none issued (Note 6)	-	-
Capital stock, $.001 par value; 100,000,000 shares authorized; 40,000,000 issued and outstanding (Note 6)	40,000	40,000
Additional Paid in Capital	47,449,936	47,482,000
Deficit accumulated during the development stage	(89,300)	(47,000)
Total Stockholders’ Deficit	47,400,636	47,475,000
Total Liabilities and Stockholders’ Deficit	$50,000,000	$50,000,000

The accompanying notes are an integral part of these financial statements.

MONEYLOGIX GROUP, INC.
[UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Month Period Ending June 30,		For the Period February 5, 2010 (inception) to June 30,
	2010		2010

REVENUES	$-		$-

EXPENSES
Professional Fees	25,000		50,000
Cost of Reorganization	17,300		39,300
TOTAL OPERATING EXPENSES	42,300		89,300

NET LOSS	$(42,300	) $	$(89,300)
COMPREHENSIVE INCOME (LOSS)	(42,300)		$(89,300)
Net loss per share - basic and diluted	$(0.00)		$(0.01)

Weighted average number of shares outstanding - basic and diluted	$40,000,000		$40,000,000

The accompanying notes are an integral part of these financial statements.

  MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Period Ending June 30, 2010	For the Period from Inception (February 5, 2010) to June 30, 2010

Cash Flows from Operating Activities
Net loss	$(42,300)	$(89,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	17,300	39,300
Accrued liabilities	25,000	50,000

Net Cash Used in Operating Activities	-	-

Cash Flows from Investing Activities

Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities

Net Cash Provided by Financing Activities	-	-

Cash and Cash Equivalents - Beginning of Period	-	-

Cash and Cash Equivalents - End of Period	$-	$-
Supplemental Cash Flow Information
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM THE DATE OF INCEPTION
 (FEBRUARY 5, 2010) TO JUNE 30, 2010(Unaudited)

	Common Stock		Shares to be issued
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit during the Development Stage	Total Shareholder Equity and shares to be issued
Issuance of common stock for services	22,000,000	$22,000	-	$-	$-	-	$22,000
Issuance of common stock for Global rights	18,000,000	$18,000	-	$-	$47,482,000	-	$47,500,000
Net loss	-	$-	-	$-	$-	(47,000)	$(47,000)
Balance, April 30, 2010	40,000,000	$40,000	-	$-	47,482,000	(47,000)	$47,475,000

June 30, 2010-Issuance of common shares for Global rights(adjustment)	-	$-	17,500,000-	$17,500	(17,500)	-	$-
June 30, 2010-Issuance of common shares for services (adjustment)	-	$-	17,300,000	$17,300	-	-	$17,300
June 30, 2010- Issuance of shares to MoneyLogix shareholders			85,763,586	85,764	(85,764)	-	-
June 30, 2010-Cancellation of MoneyLogix shareholder shares			(71,200,000)	(71,200)	71,200	-	-
Net Loss	-	-	-	-	-	(42,300)	(42,300)
Balance, June 30, 2010	40,000,000	$40,000	49,363,586	$49,364	47,449,936	(89,300)	$47,450,000

The accompanying notes are an integral part of these financial statements.

MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

MoneyLogix Group, Inc. ("MoneyLogix" or the “Company”), (formerly Homelife, Inc.), which registered a change of name with the State of Nevada on January 29, 2008 was formerly known as Homelife, Inc. and is organized under the laws of the State of Nevada.

MoneyLogix Group, Inc. entered into a share exchange agreement which closed on June 30, 2010 with Panacea Global, Inc., a Delaware private corporation. The reverse merger transaction effected a change of control of the Company. The accounting acquirer is Panacea Global, Inc. and the historical operations of the Company are the operations of Panacea Gloabal, Inc. Pursuant to the terms of the share exchange agreement, the parties agreed to the following:

1.
MoneyLogix Group agreed to issue 74,800,000 shares of our common stock to the shareholders of Panacea Global, Inc. in exchange for 100% of Panacea Global, Inc’s issued and outstanding stock. 74,800,000 shares of the Company were issued on August 19, 2010 to the shareholders of Panacea Global, Inc.. 100% of the shares of Panacea Global, Inc were transferred to MoneyLogix Group making Panacea Global, Inc a wholly owned subsidiary of the Company on June 30, 2010.

2.
On June 30, 2010 pursuant to a stock purchase agreement by and between MoneyLogix Group, Inc, and Roscoe Investment International LLC(“Roscoe”).  Roscoe agreed to transfer 71,200,000 shares to Moneylogix in exchange for 100% of the outstanding shares of Moneylogix Group, Inc., an Ontario, Canada corporation and the wholly owned subsidiary of Moneylogix (“Moneylogix Canada”).

3.	Panacea Global, Inc agreed to change the name of the Company from. MoneyLogix Group, Inc. To Panacea Global, Inc. This was executed on July 12, 2010;

PANACEA GLOBAL, INC. ("Panacea") was incorporated in the state of Delaware on February 5, 2010. The Company is a development stage company that has currently acquired the global rights except for the United States of America for early detection cancer tests.  Panacea is a 100% wholly owned subsidiary of MoneyLogix.

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

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to June 30, 2010 total $89,300. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.
There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet is obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these financial statements.

MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Presented below are those policies considered particularly significant:

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 8-K for the period ended April 30, 2010 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of June 30, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05 (formerly SFAS No. 128), Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.

There were no dilutive financial instruments for the period from February 5, 2010 (inception) to June 30, 2010.

MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

In accordance with ASC 825-10-50,  (formerly SFAS No. 107), "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of April 30, 2010, the carrying value of accounts payable and accrued liabilities approximate their fair value because of the limited terms of these instruments.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05 (formerly SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on April 30, 2010, no events or changes in circumstances indicate that it is impaired since it was acquired on March 24, 2010. As described in note 3, the long-lived assets have been valued on a going concern basis; however, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

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

MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

5.	GLOBAL DIAGNOSTIC LICENSE

The Company acquired the global diagnostic license, except for the United States of America,  from Panacea Pharmaceuticals,  Inc on March 24, 2010.  The diagnostic license allows Panacea to develop, market and use the Licensed products related to HAAH based laboratory tests.

In consideration for the licence, Panacea has issued 18,000,000 common shares and will pay Panacea Pharmaceuticals $2,500,000 within 30 days of Panacea raising a minimum $10,000,000 equity investment.  Panacea will pay Panacea Pharmaceuticals 25% of all sublicensing revenue and will purchase all conforming reagent at a cost of $20 per test or 10% of the sale price of the individual test with a minimum $8.00 test price. The Company will start to amortize the license once it is put in service which is expected in June 2010. Management obtained valuation of the license conducted by third party professional valuation services. According to the valuation, the fair value of the license is about 74 million on December 31, 2007. On March 24, 2010, the acquisition date, management re-evaluated the assumptions in the original valuation and updated the projection based on current circumstance and the company’s business plan.

6.	CAPITAL STOCK

a) Authorized

10,000,000 Class A Preferred shares with a par value of $0.001, There were no shares issued and outstanding at April 30, 2010.

100,000,000 Common shares of $0.001 par value

b) Issued
 40,000,000 Common Shares

MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

6.	CAPITAL STOCK (continued)

Non Monetary Transactions

The following non monetary transactions were completed by the Company on a service for stock basis. It is the Company’s accounting policy that in certain circumstances, stock, generally valued at the 5 day moving average price of the trading value of the stock at the time the associated agreement was executed, might be issued for the procurement of assets, provision of advisory and other services.

On February 5, 2010, the Company issued 22,000,000 common shares at a price of $0.001 per share based on the value of the services provided, for total amount of $22,000 to various suppliers.  On June 30, 2010 the company recorded  an additional 17,300,000 common shares at a price of $0.001 per share based on the value of the services provided, for total amount of 17,300 to the same various suppliers.  The 17,300,000 common shares will be issued subsequent to the quarter end.

On March 24, 2010 the Company issued 18,000,000 which translates into a price of $2.63 per share based on the value of the asset transferred for a total amount of $47,500,000 to Panacea Pharmaceutical.  On June 30, 2010 the company recorded an additional 17,500,000 common shares  to Panacea Pharmaceuticals at a price of $0.001 per share as an adjustment to the purchase price per share.  The adjusted share price after the adjustment of 17,500,000 common shares is $1.33

7.	INCOME TAXES

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

8.	SUBSEQUENT EVENTS

On July 7, 2010 the Company issued 1,000,000 stock options to the management of the company at $0.13 for 5 years expiring 2015 and is currently preparing  a Stock Option plan which is expected to be completed by October 2010.

On July 8, 2010 the Company started the process of changing its legal name to Panacea Global, Inc.

On August 20, 2010, the Company issued 74,800,000 common shares and cancelled 71,200,000 Common Shares of MoneyLogix Group, Inc.