Form 10-Q
period 2010-09-30
MONEYLOGIX GROUP INC.
filed 2010-11-15
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒ No ☐

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at November 15, 2010
Common Stock, $.001 par value	85,763,586

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-11.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the financial condition and results of operations of MoneyLogix Group, Inc. for the three months ending September 30, 2010.    The following information should be read in conjunction with the reviewed financial statements of MoneyLogix Group, Inc. for the period ending September 30, 2010 and notes thereto appearing elsewhere in this form 10-Q.

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

Pursuant to a stock purchase agreement dated June 30, 2010 by and between Roscoe and the Company (the “Moneylogix SPA”), Roscoe agreed to transfer 71,200,000 shares to Moneylogix in exchange for 100% of the outstanding shares of Moneylogix Group, Inc., an Ontario, Canada corporation and the wholly owned subsidiary of Moneylogix (“Moneylogix Canada”).

The Company is currently in the process of issuing 74,800,000 common shares to Roscoe and cancelling the 71,200,000 common shares issued to the Company pursuant to the Moneylogix SPA.

The Company is developing a stock option plan for management, directors and advisors and expects to establish the plan by December 2010.  One million shares were issued to the Company’s management on July 7, 2010 for 5 years at an option price of $0.013

Completion of Acquisition or Disposition of Assets

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

Products and Services

We have the global rights, except for the United States of America, for early detection cancer tests.  The early detection cancer tests are based on the detection of HAAH levels in blood. The primary tests which are available immediately for sale include:

•	BC Detect (Breast Cancer);

•	CC Detect (Colorectal Cancer);

•	LC Detect (Lung Cancer);

•	PC Detect (Prostate Cancer); and

•	TK Sense A RT-PCR (Gene Expression for Chronic Myelogenous Leukemia to Imatinib)

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

Growth Strategy

Our initial growth strategy is to focus on developing the Canadian market as a standalone operation.  Concurrently, growth will be focused on China, Korea and Japan along with Europe and the Middle East.  The company expects there to be revenue from Canada by the end of 2011.  Additionally, the Company intends to establish a strategic partnership with at least four partners in at least four countries per year.

Employees

As of the date hereof, we do not have any full-time employees and are currently looking to hire a management team to implement the vision of the Company.

Properties

Our corporate headquarters are located at 61 Bowan Court, Toronto, Ontario, Canada M2K 3A7.

As of August 20, 2010 MoneyLogix operated out of a space located at 61 Bowan Court, Toronto, Ontario, Canada M2K 3A7.  Our telephone number is (416)561-5488 and our fax number is (877)410-4845.

Results of Operations

The Company reported no revenue from this three month period ending September 30, 2010 and has reported no revenue for the period from February 5, 2010(the inception date of Panacea) to September 30, 2010.

The Company incurred expenses of $25,000 for the three month period ending September 30, 2010.  The primary expense was for professional fees, namely legal, accounting, and consulting fees.   The Company reported total operating expenses of $114,300 period from February 5, 2010 (the inception date) to September 30, 2010.

The Company recorded a net loss for the three month period ending September 30, 2010 of $25,000. For the period from February 5, 2010 (inception date) to September 30, 2010 the Company recorded a cumulative net loss of $114,300.

Liquidity and Capital Resources

We acquired a global diagnostic testing license, except for the United States, from Panacea Pharmaceuticals Inc., on March 24, 2010.  In consideration for the license, we issued 35,500,000 common shares and will pay Panacea Pharmaceuticals, Inc., $2,500,000 within 30 days of raising a minimum of $10,000,000 equity investment.  Additionally, we will pay Panacea Pharmaceuticals Inc., 25% of all sublicensing revenue and will purchase all conforming reagents at a cost of $20 per test or 10% of the sale price of the individual test with a minimum price of $8.00 per test.  As of September 30, 2010, we have $2,624,364 in current liabilities comprised primarily of the licensing fee of $2,500,000.

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

In May 2009, the FASB issued ASC855-10, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 does not significantly change the types of subsequent events that an entity reports, but it requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual reporting requirements ending after June 15, 2009. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows of the Company.

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

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  ASU 2009-17 replaces the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities. The provisions of ASU 2009-17 are to be applied beginning in the first fiscal period beginning after November 15, 2009. The Company adopted ASU 2009-17 on January 1, 2010 and does not anticipate that the adoption of this standard will have a material effect on the financial position, results of operations, or cash flows of the Company.

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

In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures About Fair Value Measurements. ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted the provisions of ASU 2010-06 on January 1, 2010 and does not anticipate that the adoption of this standard will have a material impact on the financial position, results of operations, or cash flows of the Company.

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to September 30, 2010 total $114,300. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the Form 10-Q has been made known to them.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain material weaknesses in our internal control over financial reporting as of September 30, 2010:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Because of the material weaknesses above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

All legal proceedings as of September30, 2010 were related to the Operating Company which was disposed at June 30, 2010

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

Dated: November 15, 2010

MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
 (A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
(A Development Stage Company)
SEPTEMBER 30, 2010

CONTENTS

Page
FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	F3
Condensed Consolidated Statements of Operations	F4
Condensed Consolidated Statements of Cash Flows	F5
Condensed Consolidated Statement of Stockholders’ Deficit	F6
Notes to the Condensed Consolidated Financial Statements	F7 – F11

MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
 (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	April 30, 2010 (Audited)
ASSETS
Current Assets
Global Diagnostic License(Note 5)	$50,000,000	$50,000,000
Total Assets	$50,000,000	$50,000,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities	$75,000	$25,000
License Fee Payable(Note 5)	2,500,000	2,500,000
Shares to be issued(Note 6)	49,364	-
Total Liabilities	2,624,364	2,525,000
Stockholders’ Deficit
Preferred Stock, $0.001 par value; 10,000,000 shares authorized, none issued (Note 6)	-	-
Capital stock, $0.001 par value; 100,000,000 shares authorized; 40,000,000 issued and outstanding (Note 6)	40,000	40,000
Additional Paid in Capital	47,449,936	47,482,000
Deficit accumulated during the development stage	(114,300)	(47,000)
Total Stockholders’ Deficit	47,375,636	47,475,000
Total Liabilities and Stockholders’ Deficit	$50,000,000	$50,000,000

The accompanying notes are an integral part of these financial statements.

MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Month Period Ending September 30,	For the Period February 5, 2010 (inception) to September 30,
	2010	2010

REVENUES	$-	$-

EXPENSES
Professional Fees	25,000	75,000
Cost of Reorganization	-	39,300
TOTAL OPERATING EXPENSES	25,000	114,300

NET LOSS	$(25,000)	$(114,300)
COMPREHENSIVE INCOME (LOSS)	(25,000)	$(114,300)
Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	$40,000,000	$40,000,000

The accompanying notes are an integral part of these financial statements.

  MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Period Ending September 30, 2010	For the Period from Inception (February 5, 2010) to September 30, 2010
Cash Flows from Operating Activities
Net loss	$(25,000)	$(114,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	39,300
Accrued liabilities	25,000	75,000

Net Cash Used in Operating Activities	-	-

Cash Flows from Investing Activities

Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities

Net Cash Provided by Financing Activities	-	-

Cash and Cash Equivalents - Beginning of Period	-	-

Cash and Cash Equivalents - End of Period	$-	$-
Supplemental Cash Flow Information
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM THE DATE OF INCEPTION
 (FEBRUARY 5, 2010) TO SEPTEMBER 30, 2010(Unaudited)

	Common Stock		Shares to be issued		Additional Paid in	Accumulated Deficit during the Development	Total Shareholder Equity and shares to be
	Shares	Amount	Shares	Amount	Capital	Stage	issued
Issuance of common stock for services	22,000,000	$22,000	-	$-	$-	-	$22,000
Issuance of common stock for Global rights	18,000,000	$18,000	-	$-	$47,482,000	-	$47,500,000
Net loss	-	$-	-	$-	$-	(47,000)	$(47,000)
Balance, April 30, 2010	40,000,000	$40,000	-	$-	47,482,000	(47,000)	$47,475,000

June 30, 2010-Issuance of common shares for Global rights(adjustment)	-	$-	17,500,000-	$17,500	(17,500)	-	$-
June 30, 2010-Issuance of common shares for services (adjustment)	-	$-	17,300,000	$17,300	-	-	$17,300
June 30, 2010- Issuance of shares to MoneyLogix shareholders			85,763,586	85,764	(85,764)	-	-
June 30, 2010-Cancellation of MoneyLogix shareholder shares			(71,200,000)	(71,200)	71,200	-	-
Net Loss	-	-	-	-	-	(67,300)	(67,300)
Balance, September 30, 2010	40,000,000	$40,000	49,363,586	$49,364	47,449,936	(114,300)	$47,425,000

The accompanying notes are an integral part of these financial statements.

MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

3.	Panacea Global, Inc agreed to change the name of the Company from. MoneyLogix Group, Inc. to Panacea Global, Inc. This is currently ongoing.

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

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to September 30, 2010 total $114,300. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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
SEPTEMBER 30, 2010

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Presented below are those policies considered particularly significant:

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 8-K for the period ended April 30, 2010 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as at September 30, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05 (formerly SFAS No. 128), Earnings per Share , which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.

There were no dilutive financial instruments for the period from February 5, 2010 (inception) to September 30, 2010.

MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

In accordance with ASC 825-10-50,  (formerly SFAS No. 107), "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2010, the carrying value of accounts payable and accrued liabilities approximate their fair value because of the limited terms of these instruments.

In accordance with ASC 820-10, (formerly SFAS No. 157), “Defining Fair Value Measurement”, the Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements

Income Taxes

The Company accounts for income taxes pursuant to ASC 740-10, (formerly SFAS No. 109), Accounting for Income Taxes . Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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
SEPTEMBER 30, 2010

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

In consideration for the licence, Panacea has issued 18,000,000 common shares and will pay Panacea Pharmaceuticals $2,500,000 within 30 days of Panacea raising a minimum $10,000,000 equity investment.  Panacea will pay Panacea Pharmaceuticals 25% of all sublicensing revenue and will purchase all conforming reagent at a cost of $20 per test or 10% of the sale price of the individual test with a minimum $8.00 test price. The Company will start to amortize the license once it is put in service which is expected in January 2011. Management obtained valuation of the license conducted by third party professional valuation services. According to the valuation, the fair value of the license is about 74 million on December 31, 2007. On March 24, 2010, the acquisition date, management re-evaluated the assumptions in the original valuation and updated the projection based on current circumstance and the company’s business plan.

6.	CAPITAL STOCK

a) Authorized

10,000,000 Class A Preferred shares with a par value of $0.001, There were no shares issued and outstanding at September 30, 2010.

100,000,000 Common shares of $0.001 par value

b) Issued
 40,000,000 Common Shares

MONEYLOGIX GROUP, INC.
(UNDERGOING NAME CHANGE TO “PANACEA GLOBAL, INC.”)
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

On February 5, 2010, the Company issued 22,000,000 common shares at a price of $0.001 per share based on the value of the services provided, for total amount of $22,000 to various suppliers.  On June 30, 2010 the company recorded  an additional 17,300,000 common shares at a price of $0.001 per share based on the value of the services provided, for total amount of $17,300 to the same various suppliers.  The 17,300,000 common shares will be issued subsequent to the quarter end.

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

8.	SUBSEQUENT EVENTS

On July 7, 2010 the Company started the process to issue 1,000,000 stock options to the management of the company at $0.13 for 5 years expiring 2015 and is currently preparing a Stock Option plan which is expected to be completed by December  2010.

On July 8, 2010 the Company started the process of changing its legal name to Panacea Global, Inc.

After the name change is finalized, the Company will issue 74,800,000 common shares and cancelled 71,200,000 Common Shares of MoneyLogix Group, Inc.