Form 10-K
period 2010-12-31
MONEYLOGIX GROUP INC.
filed 2011-04-15
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K
___________________

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2010

Commission File #33-0680443

MONEYLOGIX GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

88 Toporowski Ave, Richmond Hill,
Ontario, Canada, L4S2V6
 (Address of principal executive offices)(Zip Code)

(416)-450-6414

(Registrant's telephone no. including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class Name of each exchange on which registered
________________________________

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐       No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at April 15, 2010
Common Stock, $.0001 par value	89,363,586

Revenues for year ended December 31, 2010: 0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 8, 2011 is: $328,179.

Transfer Agent as of April 15, 2011:

OTR, Inc.
Transfer Agent & Registrar
1000 SW Broadway, Suite 920
Portland, Oregon 97205
(503) 225-0375
www.transfer.com

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “project,” “seek,” “target,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to successfully transition to a subscription-based online dating model;

●	our ability to obtain additional financing to implement our long-term growth strategy;

●	our ability to anticipate and respond to changing consumer trends and preferences;

●	reliance on our sole officer and director and our ability to attract and hire key personnel;

●	the intense competition in the online dating marketplace;

●	our ability to establish and maintain brand recognition;

●	our ability to develop and market new technologies to respond to rapid technological changes;

●
our reliance on a very limited number of third party platforms to run our applications and the ability of third party platforms to take action against these applications, including the sole ability to remove an application from the platform;

●	our protection of intellectual property;

●	the potential impact of a finding that we have infringed on intellectual property rights of others;

●	our ability to create and maintain secure websites and protect our technology from hackers;

●	reliance upon credit card processors and related merchant account approvals; and

●	other circumstances that could disrupt the functioning of our applications and websites.

For a more detailed discussion of these and other factors that may affect our business, see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Annual Report on Form 10-K, except to the extent required by federal securities laws.

PART I

Item 1.  Business.

In this Annual Report on Form 10-K, references to “we,” “our,” “us,” “the Company,” “Moneylogix,” or “MLXG” refer to MoneyLogix Group, Inc., a Nevada Corporation and our wholly owned subsidiary Panacea Global, Inc., a Delaware Corporation.

Form and Year of Organization

MoneyLogix Group, Inc. was incorporated under the laws of Nevada on October 9, 1995 as Homelife, Inc. (“Homelife”).  On January 29, 2008, we filed articles of amendments with the State of Nevada changing the name of our Company to MoneyLogix Group, Inc. On June 30, 2010, (the “Closing Date”) we entered into a share exchange agreement, by and among Moneylogix Group, Inc., Panacea Global, Inc., a privately held Delaware Corporation (“Panacea”), and the shareholders of Panacea (Panacea Shareholders). Pursuant to the Exchange Agreement, Panacea became our wholly owned subsidiary and our operating business.. We are currently in the process of changing our name to Panacea Global, Inc., to better reflect our business operations as discussed below.

The transaction has been accounted for by the Company as a reverse merger. For accounting purposes, Panacea is the acquirer in the reverse acquisition transaction, and consequently, the financial results have been reported on a historical basis as if Panacea had acquired the Company.  As the acquisition of the net monetary liabilities of the Company did not constitute a business, the transaction has been accounted for as a reverse merger (i.e. capital transaction).

BUSINESS
Overview

MoneyLogix Group, Inc. was incorporated under the laws of Nevada on October 9, 1995 as Homelife, Inc. (“Homelife”). Panacea Global, Inc., our wholly owned subsidiary was incorporated in the state of Delaware on February 5, 2010.  We are a development stage company that has acquired the global rights, except for the United States of America, for early detection diagnostic cancer tests. Our goal is to sell early detection cancer tests globally through strategic partnerships with companies in each country. Currently, we have no revenue streams and our expenses incurred relate to start up costs and professional fees.

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

Raw Materials and Suppliers

Panacea Pharmaceuticals, Inc., has developed various cancer diagnostic products used for screening, monitoring, surveillance, recurrence, drug sensitivity and companion diagnostics for patient management. We have entered into a licensing agreement with Panacea Pharmaceuticals, Inc., to provide all reagents for the early detection cancer tests. A copy of this agreement is attached as an exhibit to the Current Report on Form 8-K filed on July 8, 2010.

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

Properties

Our corporate headquarters are located at 88 Toporowski Ave., Richmond Hill, Ontario, Canada, L4S2V6.

Employees

As of the date hereof, we do not have any full-time employees and are currently looking to hire a management team to implement the vision of the Company.

Bankruptcy, Receivership or Similar Proceeding

None.

Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets

Licensing Agreement

On March 24, 2010, in connection with the Exchange Agreement mentioned below, the Company entered into a Licensing Agreement by and between Panacea Global, our wholly owned subsidiary, and Panacea Pharmaceuticals (“Pharma”).  The Licensing Agreement is to provide the Company with the rights to develop, use, and market Pharma’s cancer diagnostic technologies.  In exchange, Pharma would receive certain shares of the Company and certain licensing fees. On January 24, 2011, it was disclosed on the Preliminary Information Statement that the Company and Pharma were negotiating the Exchange Agreement and have not fully closed on this part of the transaction (the “Exchange Agreement Transaction”). As a result certain shares of the Company under the Exchange Agreement were reserved for Pharma and were expected to be issued upon closing of the Exchange Agreement Transaction. At this time, these certain shares have been issued to Pharma but are subject to cancellation pending reissuance pursuant to a different agreement. Please refer to the information table under the Security Ownership of Certain Beneficial Owners and Management herein for a more detailed description.

Exchange Agreement

On June 30, 2010, we entered into a share exchange agreement (the “Exchange Agreement”), by and among Moneylogix Group Inc., a publicly traded Nevada corporation,  Panacea Global, Inc, a private Delaware corporation and the shareholders of Panacea, a company focused on the distribution of early detection diagnostic cancer tests.  The closing of the transaction (the “Closing”) took place on June 30, 2010 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired 100% of the outstanding shares of Panacea (the “Panacea Shares”) from the Panacea Shareholders, and the Panacea Shareholders transferred and contributed 100% of the Panacea Shares to us. In exchange, we issued to the Panacea Shareholders, their designees or assigns, 74,800,000 shares (the “Exchange Shares”) representing 83.7% of the outstanding shares of our common stock issued and outstanding after the Closing (the “Share Exchange”). Pursuant to the Exchange Agreement, Panacea became our wholly-owned subsidiary. A copy of the Exchange Agreement is included as Exhibit 2.1 to the Current Report on Form 8-K filed on July 8, 2010.

In addition, pursuant to the Exchange Agreement, Gary Cilevitz and Alex Haditaghi resigned as the directors of the Company and Mahmood Moshiri and Binnay Sethi were appointed as the new directors of the Company upon effectiveness of an information statement required by Rule 14f-1 promulgated under the Exchange Act of 1934 (the “Exchange Act”). Additionally, Gary Cilevitz and Alex Haditaghi resigned as our officers and Mahmood Moshiri and Binnay Sethi were appointed as our new officers, effective immediately at the Closing.

Closing of Stock Purchase Agreement

Additionally, on June 30, 2010, Majid Haditaghi, the majority shareholder of the Company entered into a stock purchase agreement with Roscoe Investment International, LLC, a Dubai corporation (“Roscoe”) (the “Roscoe SPA”). Pursuant to the Roscoe SPA, Majid Haditaghi sold 71,200,000 shares of our common stock to Roscoe for an aggregate purchase price of $71,200.00.  The closing of the transaction took place on June 30, 2010. A copy of the Roscoe SPA is included as Exhibit 2.2 to the Current Report on Form 8-K filed on July 8, 2010.

In addition, on June 30, 2010, pursuant to a stock purchase agreement by and between Roscoe and the Company (the “Moneylogix SPA”), Roscoe agreed to transfer 71,200,000 shares to the Company in exchange for 100% of the outstanding shares of Moneylogix Group, Inc., an Ontario, Canada corporation and the wholly owned subsidiary of Moneylogix (“Moneylogix Canada”). A copy of the Moneylogix SPA is included as Exhibit 2.3 to the Current Report on Form 8-K filed on July 8, 2010.

Patents

On March 24, 2010, the Company entered into a license agreement with Panacea Pharmaceuticals Inc. (“Pharmaceuticals”) to acquire the  global diagnostic license (“GDL”), with rights to sublicense worldwide, except for the United States of America.  The GDL allows the Company to develop, market and use licensed products related to HAAH based laboratory tests for the following two patents pending:

•	US 11/6668,421 Methods of Diagnosing, Predicting Therapeutic Efficacy and Screening for New Therapeutic Agents for Leukemia – Pending

•	US 12/175,451 Methods of Diagnosing Lung Cancer – Pending

The Company has the license and right to sublicense the foregoing patents which can be viewed on Schedule A of the licensing agreement filed as an exhibit to the Form 8K on July 8, 2010.  In addition, the Company anticipates the right to license and sublicense an additional twenty (20) patents in connection with the Brown License upon fulfilling the terms of the licensing agreement.   These additional patents can be viewed on Schedule B of the licensing agreement filed as an exhibit to the Form 8K on July 8, 2010.

Environmental Compliance Costs and Effects.

None.

Item 1A. Risk Factors.

Not applicable as a smaller reporting company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

As of April 15, 2011, the Company and it subsidiary operates out of a space located at 88 Toporowski Ave., Richmond Hill, Ontario, Canada, L4S2V6. Our telephone number is (416) 450-6414. Our internet website can be found under the domain name of http://www.panaceaglobalinc.com

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. In accordance with Item 103. of Regulation S-K, we are currently not a party to any legal proceedings which the Company or any of its subsidiaries is a party or of which any of our property is subject. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are approved for quotation on the OTCQB Bulletin Board under the symbol “MLXG.”

The following table represents the closing high and low bid information for our common stock during the last two fiscal years as reported by the OTCQB Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The market for our common stock is sporadic and thinly traded at this time.

From January 1, 2010 through December 31, 2010 the Company’s common stock has traded between $0.13 and $1.05.  At this time, the fair market value of our common stock trading on the OTCQB is approximately $0.55.

Holders

According to our stock transfer agent, OTR Transfer, on December 31, 2010, there were 1,042 beneficial shareholders of record for our outstanding common stock.

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

2010

None.

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

On May 28, 2008, pursuant to an agreement and an addendum, the Company issued 563,586 common shares at $0.44 per share for a total amount equal to $250,564 to former HomeLife Shareholders. The shares were issued at their par value, $0.01 per share in exchange for the extinguishment of all outstanding debt of the company held by the Shareholders. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On June 13, 2008 the Company issued 200,000(Rule 144), par value $0.01common shares, totaling $200 to a former MoneyLogix shareholder. The shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data.

Not applicable as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MoneyLogix Group, Inc. for the fiscal year ended December 31, 2010. The following information should be read in conjunction with the audited consolidated financial statements for the period ending December 31, 2010 and notes thereto appearing elsewhere in this Form 10-K.

Liquidity and Capital Resources

At December 31, 2010 the Company had no cash in hand and $50,000,000 in total assets in connection with the Global Diagnostic License (“GDL”). The GDL allows the Company to develop, market and use licensed products related to HAAH based laboratory tests. Comparatively, at December 31, 2009, we had zero cash and zero total assets.

At December 31, 2010 the Company has liabilities of $2,566,403 comprised of the license fee payable of $2,500,000 and accrued liabilities totaling $66,402.  Comparatively at April 30, 2010, we had $2,525,000 in liabilities comprised of the license fee payable of $2,500,000 and accrued liabilities totaling $25,000.

Results of Operations

At this time the Company has not begun its business operations in connection with its licensing agreement and therefore has no revenue since February 5, 2010 (inception).

For the period February 5, 2010 (inception) to December 31, 2010, the Company incurred total expenses equal to $105,702. These expenses related to the cost of reorganization totaling $39,300 and professional fees totaling $66,402. These fees allowed management to commence operations with regard to setting up the Company and doing the necessary filings.

The Company recorded a net loss of $105,702 for the period February 5, 2010 (inception) to December 31, 2010.

Off-Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

Not applicable as a smaller reporting company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the Form 10-K has been made known to them.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain material weaknesses in our internal control over financial reporting as of December 31, 2010:

●	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Because of the material weaknesses above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of April 15, 2011 the name and age of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his successors has been elected and qualified.

Name	Age	Position

Moshiri Mahmood	55	Chief Executive Officer, President, Chief Medical Officer and Director

Binnay Sethi	44	Vice President and Director

Business Experience

The following summarizes the occupation and business experience of our Board of Directors and Corporate Officers:

Moshiri Mahmood, Chief Executive Officer, President, Chief Medical Officer and Director

Since 1990, Mahmood Moshiri has been on the faculty at several medical universities including Zahedan University of Medical Sciences, Yazd University of Medical Sciences, Iran University of Medical Sciences, and Rajaei Cardiovascular Research Center, Tehran, Iran. Mr. Moshiri has extensive experience in teaching and practicing medicine and performing clinical researches focusing on preventive medicine, nutrition and cancer pathology, and cardiovascular health. He has published extensively on the subject of pathology in preventive and therapeutic disciplines during the last 20 years. Mr. Moshiri has hosted numerous newscasts in the health and preventive fields for Iranian National TV in Iran. In addition to his media expertise, his articles have been published in many American, European, and Asian medical journals. He has been a contributing author of medical books published in North America including Antioxidant in Human Health and Diseases, Canada, 1998 and Frontiers in Cardiovascular Health, Boston, USA. Mr. Moshiri has been an Organizing Member, and International Advisory Board Member and Speaker in many World Congresses on Clinical Nutrition and Medicine including the World Congress on Clinical Nutrition in China 1995, Iran 1996, Canada, Banff 1997, India 1999, Iran 1999, Mexico 1998, Canada, Alberta University 2007. Mr. Mahmood graduated from Esfahan Medical School in 1978, obtained his MD from Iran University of Medical Sciences, and received his degree in Clinical and Anatomical Pathology from Beheshti School of Medicine in Tehran, Iran.

From 1997 to 2007, Mr. Moshiri served as Vice President of the International College of Nutrition; and has won two Medical World Congress Awards (1997 Banff, Canada, and 2007 Alberta University, Canada). He is the President of Proteus Imaging Canada.

Binnay Sethi, Vice President, Chief Financial Officer and Director

Binnay Sethi is currently the CEO of Binalli Vision, one of the largest building maintenance companies in Canada.  Binalli Vision has over 500 clients and employs over 400 people. He founded the company  in 1995 and has grown the organization  from inception.  He has started and managed numerous companies throughout his career focused in the building maintenance area along with real property administration.  Prior to Binalli Vision, Binnay owned multiple Subway franchises around Toronto and sold them in 1995.  He has studied Business and International business at Seneca College.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2010.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics applicable to our Directors, Officers and Management.

Directors and Committees

As of December 31, 2010, the Company has only two directors and, as such, has no nominating, audit or other committees of its board of directors. The two directors of the Company would qualify as an “audit committee financial expert.”

As of December 31, 2010 the Company has two non-independent directors as disclosed above. Currently, the board and management are searching for qualified independent board of director members.

Item 11.  Executive Compensation.

Name and Position	Year	Salary	Bonus	Stock Compensation	All Other Compensation	Total
Mahmood Moshiri (Chief Executive Offier, President, Chief Medical Officer and Director)	2010	$-	-	-	-	$-

Binnay Sethi (Vice President, Chief Financial Officer and Director)	2010	$-	-	-	-	$-

Compensation of Directors

No compensation was paid to our directors in 2010.

Stock Option Grants in the Past Fiscal Year

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class
Bowen Financial Advisory Group STE 205 A- Saffrey Square, P.O. Box N 9934 Nassau	8,500,000	9.5%
Majid Haditaghi 47 Ardmore Crescent, Richmond Hill, Ontario Canada L4B-3P6	8,200,000	9.1%
Marciafor Holdings, Inc. STE 205 A- Saffrey Square, P.O. Box N 9934 Nassau	8,000,000	8.9%
Moshiri Mahmood 88 Toporowski Ave Richmond Hill, Ontario Canada L4S 2V6	14,800,000	16.7%
Masoud Ataei Nia P.O.Box 117839 Dubai, UAE	7,000,000	7.8%
Panacea Pharmaceuticals Inc., 209 Perry Parkway, STE 13 Gaithersburg, MD 20877-2143	35,500,000	39.7%
Binnay Sethi 61 Bowan Court Toronto, Ontario Canada M2K 3A7	1,000,000	1.8%
All Executive Officers and Directors as a group (2 persons)	15,800,000	17.3%

•	As of March 28, 2011 we have 91,363,586 common shares issued and outstanding

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended December 31, 2010, we have incurred $8,000 and have paid for an additional $3,750 for professional services rendered for the audit and reviews of our financial statements.

For the Company’s fiscal year ended December 31, 2009, we have incurred $7,500 and have paid for an additional $5,250 for professional services rendered for the audit and reviews of our financial statements.

All Other Fees

None.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

2.1	Share Exchange Agreement by and between the Company, Panacea Global, Inc., and Hussein Ghanbari, as an agent for the majority shareholders of Panacea*

2.2	Stock Purchase Agreement by and between the Company and Roscoe Investment International, LLC, dated June 30, 2010*

2.3	Stock Purchase Agreement by and between Majid Haditaghi and Roscoe Investment International, LLC, dated June 30, 2010*

3.1	Certificate of Incorporation

3.2	Bylaws **

10	Licensing Agreement by and between Panacea Global Inc., and Panacea Pharmaceuticals, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.
** Incorporated by reference to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on October 21, 1998.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MoneyLogix Group, Inc.

By:	/s/ Mahmood Moshiri
Chief Executive Officer, President, Chief Medical Officer and Director

Dated April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mahmood Moshiri	Chief Executive Officer, President	April 15, 2011
Mahmood Moshiri	Chief Medical Officer and Director

/s/ Binnay Sethi	Vice President, Chief Financial Officer and Director	April 15, 2011
Binnay Sethi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MoneyLogix Group, Inc.

We have audited the accompanying balance sheets of MoneyLogix Group, Inc. as of December 31, 2010 and April 30, 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the period from February 5, 2010 (date of inception) to December 31, 2010. MoneyLogix Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MoneyLogix Group, Inc. as of December 31, 2010 and April 30, 2010, and the results of its operations and its cash flows for the period from February 5, 2010 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 15, 2011

MONEYLOGIX GROUP, INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31, 2010	April 30, 2010
ASSETS
Long-Term Assets

Global Diagnostic License (Note 5)	$50,000,000	$50,000,000
Total Assets	$50,000,000	$50,000,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities Accrued liabilities	$66,402	$25,000
License Fee Payable (Note 5)	2,500,000	2,500,000

Total Liabilities	2,566,402	2,525,000
Stockholders’ Deficit

PrPreferred Stock, $0.001 par value; 100,000 shares authorized, none issued (Note 7)	-	-
Capital stock, $0.001 par value; 300,000,000 shares authorized; 89,363,586 issued and outstanding (April 30, 2010 – 40,000,000) (Note 7)	89,364	40,000
Additional Paid in Capital	47,449,936	47,482,000
Deficit accumulated during the development stage	(105,702)	(47,000)

Total Stockholders’ Deficit	47,433,598	47,475,000

Total Liabilities and Stockholders’ Deficit	$50,000,000	$50,000,000

The accompanying notes are an integral part of these financial statements.

MONEYLOGIX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

For the Period February 5, 2010 (inception) to December 31,
2010

REVENUES	$-

EXPENSES
Cost of Reorganization	39,300
Professional Fees	66,402

TOTAL EXPENSES	105,702
NET LOSS	$(105,702)

Net loss per share - basic and diluted	$(0.00162)

Weighted average number of shares outstanding - basic and diluted	64,960,303

The accompanying notes are an integral part of these financial statements.

MONEYLOGIX GROUP, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT  OF CASH FLOWS

For the Period February 5, 2010 (inception) to December 31, 2010
Cash Flows from Operating Activities
Net loss	$(105,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	39,300

Accrued Liabilities	66,402

Net Cash Used in Operating Activities	-

Cash and Cash Equivalents – Beginning of Period	-

Cash and Cash Equivalents – End of Period	-

The accompanying notes are an integral part of these financial statements.

MONEYLOGIX GROUP, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FEBRUARY 5, 2010 (INCEPTION) TO DECEMBER 31, 2010

	Common Stock		Additional Paid in	Accumulated Deficit during the Development	Total Shareholders’ Equity
	Shares	Amount	Capital	Stage
Balance, February 5, 2010 (date of inception)	-	-	-	-	-

I Issuance of common stock for services	39,300,000	$39,300	-	-	$39,300
I Issuance of common stock for license	35,500,000	35,500	47,464,500	-	47,500,000

Reverse merger with MoneyLogix	14,563,586	14,564	(14,564)	-	-
Net Net Loss	-	-	-	(105,702)	$(105,702)

Balance,December 31, 2010	89,363,586	$89,364	$47,449,936	$(105,702)	$47,433,598

The accompanying notes are an integral part of these financial statements.

MONEYLOGIX GROUP, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

MoneyLogix Group, Inc. ("MoneyLogix" or the “Company”), (formerly Homelife, Inc.), which registered a change of name with the State of Nevada on January 29, 2008 was formerly known as Homelife, Inc. and is organized under the laws of the State of Nevada.

MoneyLogix Group, Inc. entered into a share exchange agreement which closed on June 30, 2010 with Panacea Global, Inc. (“Panacea”), a Delaware private corporation incorporated in February 5, 2010. The reverse merger transaction effected a change of control of the Company. The accounting acquirer is Panacea and the historical operations of the Company are the operations of Panacea.  Pursuant to the terms of the share exchange agreement, the parties agreed to the following:

1.
MoneyLogix agreed to issue 74,800,000 shares of its common stock to the stockholders of Panacea Global, Inc. in exchange for 100% of Panacea issued and outstanding stock making Panacea a wholly owned subsidiary of the Company on June 30, 2010.

The Company is a development stage company that has currently acquired the global rights except for the United States of America for early detection cancer tests.  Panacea is a 100% wholly owned subsidiary of MoneyLogix. Panacea was last audited on April 30, 2010 for the period February 5, 2010 (inception) to April 30, 2010.

2.	BASIS OF PRESENTATION

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915 Accounting and Reporting by Development Stage Enterprises.    Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

3.	GOING CONCERN

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to December 31, 2010 total $105,702.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Presented below are those policies considered particularly significant:

MONEYLOGIX GROUP, INC.
 (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Panacea.  All inter-company transactions and balances have been eliminated upon consolidation.

Comprehensive Income or Loss

The Company adopted ASC 220-10, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders’ deficit, and consists of net loss and unrealized gains (loss) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with ASC 715-10 . ASC 2 20-10 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05 , Earnings per Share , which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.

There were no dilutive financial instruments for the period from February 5, 2010 (inception) to December 31, 2010.

Financial Instruments

In accordance with ASC 825-10-50, Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2010, the carrying value of accrued liabilities, and license fee payable approximate their fair value because of the short-term maturity of these instruments.

In accordance with ASC 820-10, “Defining Fair Value Measurement”, the Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements

Income Taxes

The Company accounts for income taxes pursuant to ASC 740-10, Accounting for Income Taxes . Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis

MONEYLOGIX GROUP, INC.
 (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

of the assets and liabilities as well as loss carryforward that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on April 30, 2010 and again on December 31, 2010, no events or changes in circumstances indicate that it is impaired since it was acquired on March 24, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The accounting estimates that require managements most significant judgments are the valuation of the Global Diagnostics license and measurement of accrued liabilities.

Recent Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASU’S not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards.

MONEYLOGIX GROUP, INC.
 (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

which eliminate the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item.  These standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment may have on its financial statements.

In December 2010, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update 2010-28 (“ASU 2010-28”), Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The qualitative factors to consider are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements of this guidance are effective for the Company for years beginning after December 15, 2011 and are not expected to materially impact the consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Since this new accounting standard only required additional disclosures, the adoption of the standard did not impact the Company’s consolidated financial statements.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations” (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will apply this new guidance to future business combinations, if any.

5.	GLOBAL DIAGNOSTIC LICENSE

On March 24, 2010, the Company entered into a license agreement with Panacea Pharmaceuticals Inc. (“Pharmaceuticals”) to acquire the  global diagnostic license (“GDL”), with rights to sublicense worldwide, except for the United States of America.  GDL allows the Company to develop, market and use licensed products related to HAAH based laboratory tests.

MONEYLOGIX GROUP, INC.
 (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

5.	GLOBAL DIAGNOSTIC LICENSE (continued)

In consideration for the GDL, the Company has issued 35,500,000 common shares and will pay Pharmaceuticals a license fee of $2,500,000, due within 30 days of the Company raising a minimum $10,000,000 equity investment.

One-half of any equity investments raised shall be remitted to Pharmaceuticals, until the license fee is paid in full. The aggregate consideration paid and therefore fair value of the GDL equates $50,000,000.  Further, the Company will pay Pharmaceuticals Inc. 25% of all sublicensing revenue and will purchase all conforming reagent at a cost of $20 per test or 10% of the sale price of the individual test with a minimum $8.00 test price.

Management obtained valuation of the license conducted by third party professional valuation services. According to the valuation, the fair value of the license is about $74 million on December 31, 2007. On March 24, 2010, the acquisition date, management re-evaluated the assumptions in the original valuation and updated the projection based on current circumstance and the Company’s business plan. As at December 31, 2010, management is of the opinion there has been no change to those circumstances.

6.	INTANGIBLE ASSET

The Company’s intangible asset consists of the GDL, as described in Note 5, which contains certain issued and pending patent rights. Upon commencement of licensed services to customers, amortization will be taken over the estimated useful life of the respective patent rights, which vary and are determined on a country-by-country basis.

Global Diagnostic License
Opening Balance	$50,000,000
Accumulated Amortization	-
Ending Balance	$50,000,000

As at December 31, 2010, the Company has not commenced any services relating to GDL, and as a result, no amortization has been recorded.

7.	CAPITAL STOCK

a) Authorized

100,000 Class A Preferred shares with a par value of $0.001, There were no shares issued and outstanding at December 31, 2010.

300,000,000 Common shares of $0.001 par value

b) Issued

 89,363,586 Common Shares

MONEYLOGIX GROUP, INC.
 (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

7.	CAPITAL STOCK (continued)

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

On March 24, 2010 the Company issued 18,000,000 common shares which translates into a price of $2.63 per share based on the value of the asset transferred for a total amount of $47,500,000 to Panacea Pharmaceutical.  On June 30, 2010 the Company recorded an additional 17,500,000 common shares to Panacea Pharmaceuticals at a price of $0.001 per share as an adjustment to the purchase price per share.  The adjusted share price after the adjustment of 17,500,000 common shares is $1.33.

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

As of December 31, 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.  The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to as reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

MONEYLOGIX GROUP, INC.
 (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

9.	SUBSEQUENT EVENTS

Subsequent to year end an additional 2,100,000 shares were issued for $0.25 share generating $525,000 in equity financing.