Form 10-Q
period 2011-03-31
MONEYLOGIX GROUP INC.
filed 2011-05-16
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File: 000-30424

MONEYLOGIX GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-0680443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

88 Toporowski Ave., Richmond Hill
Ontario, Canada L4S2V6
(Address of principal executive offices and zip code)

  Registrant’s telephone number, including area code: (416) 450-6414

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at May 13, 2011
Common Stock, $.001 par value	91,363,586

MONEYLOGIX GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Moneylogix Group, Inc. and its subsdiaries.  “SEC” refers to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-10.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report.  The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties.  Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

We are a corporation incorporated under the laws of Nevada.  On June 30, 2010 we entered into a share exchange agreement with Panacea Global, Inc., a privately held Delaware corporation (“Panacea”), and the shareholders of Panacea pursuant to which we acquired all of the outstanding capital stock of Panacea from the Panacea shareholders and Panacea became our wholly owned subsidiary and our operating business.  Through Panacea, we are a biopharmaceutical company that anticipates selling early detection cancer tests through our licensing agreement with Panacea Pharmaceuticals, Inc.  We hope to market and sell products through strategic partnerships with companies in different countries by entering into sublicensing agreements to sell our products.  We may enter into sublicensing agreements with one or more third parties under all or some of the related Panacea Pharmaceuticals, Inc., patents.  Additionally, we hope to develop stand alone operations in certain countries including Canada.  We are currently in the process of changing our name to Panacea Global, Inc., to better reflect our business operations.

There are no material differences in accounting treatment or federal income tax consequences from the share exchange. Similarly, we were not required to obtain any federal or state regulatory approvals to complete the share exchange. Accordingly, we did not obtain any reports, opinions, or appraisals relating to the fairness of the transaction because we deemed it an unnecessary and costly expense given the nature of the transaction.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date.

Results of Operations

At this time the Company has not begun its business operations in connection with its licensing agreement.  Accordingly, we have not had any revenues during the three months ended March 31, 2011 or during the period from February 5, 2010 (inception) to March 31, 2010.   We have not had any revenues since February 5, 2010 (inception).

Total expenses for the three months ended March 31, 2011 were $114,780 as compared to total expenses of $39,300 for the period from February 5, 2010 (inception) to March 31, 2010.  The increase in total expenses was primarily attributable to professional fees of $41,496 and salary and benefit expenses of $66,925, which were not present during the period from February 5, 2010 (inception) to March 31, 2010.  Since inception, the Company has incurred total expenses of $220,482

The Company recorded a net loss of $114,780 for the three month period ended March 31, 2011, with a comparative net loss for the period from February 5, 2010 (inception) to March 31, 2010 of $39,300.

Liquidity and Capital Resources

At March 31, 2011 the Company had $113,932 cash in hand and $50,000,000 in assets in connection with the Global Diagnostic License (“GDL”). The GDL allows the Company to develop market and use licensed products related to HAAH based laboratory tests. Comparatively, at December 31, 2010, we had no cash and $50,000,000 in GDL.

At March 31, 2011 the Company had liabilities of $2,295,114 comprised of the license fee payable of $2,256,120 and accounts payable and accrued liabilities totaling $38,994. Comparatively at December 31, 2010, we had $2,566,402 in liabilities comprised of the license fee payable of $2,500,000 and accounts payable and accrued liabilities totaling $66,402.

Net cash used in operating activities during the three months ended March 31, 2011 was $386,068 compared to net cash of $0 during the period from February 5, 2010 (inception) to March 31, 2010,  Net cash provided by financing activities during the three months ended March 31, 2011 was $500,000 due to the sale shares of our common stock.  No cash was provided by financing activities during the period from February 5, 2010 (inception) to March 31, 2010.

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

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimate; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to March 31, 2011 total $220,482. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05 (formerly SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on April 30, 2010 and December 31, 2010; no events or changes in circumstances indicate that it is impaired since it was acquired on March 24, 2010. As described in Note 3, the long-lived assets have been valued on a going concern basis; however, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

Off-Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive and financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the principal executive and financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Specifically, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2011:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for an effective system of internal control.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a)	Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Moneylogix Group, Inc.

Dated: May 16, 2011	By:	/s/ Mahmood Moshiri
Mahmood Moshiri
Chief Executive Officer, President, Chief Medical Officer and Director

Dated: May 16, 2011	By:	/s/ Binnay Sethi
Binnay Sethi
Vice President, Chief Financial Officer and Director

MoneyLogix Group, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	As at March 31, 2011	As at December 31, 2010
Assets	(Unaudited)
Current
Cash	$113,932	$-
	113,932	-
Global diagnostic license (Note 5)	50,000,000	50,000,000
Total Assets	$50,113,932	$50,000,000
Liabilities
Current
Acounts payable and accrued liabilities	$38,994	$66,402
License fee payable (Note 5)	2,256,120	2,500,000
Total Liabilities	2,295,114	2,566,402
Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000 shares authorized, none issued (Note 7)	-	-
Capital stock, $0.001 par value; 300,000,000 shares authorized; 91,363,586 issued and outstanding (December 31, 2010 – 89,363,586) (Note 7)	91,364	89,364
Additional paid in capital	47,947,936	47,449,936
Deficit accumulated during the development stage	(220,482)	(105,702)
Total Stockholders' Deficit	47,818,818	47,433,598
Total Liabilities and Equity	$50,113,932	$50,000,000

The accompanying notes are an integral part of these financial statements

MoneyLogix Group, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended January 1, 2011 to March 31, 2011	For the Period February 5, 2010 (inception) to March 31, 2010	For the Period February 5, 2010 (inception) to March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-
Expenses
Professional fees	41,496	-	107,898
Cost of reorganization	-	39,300	39,300
Filing fees	5,051	-	5,051
Office and general	1,308	-	1,308
Salaries and benefits	66,925	-	66,925
Total expenses	114,780	39,300	220,482
Net loss	(114,780)	(39,300)	(220,482)
Net loss per share - basic and diluted	$(0.00127)	$(0.00160)	$(0.00245)
Weighted number of shares outstanding - basic and diluted	90,141,364	24,618,182	90,141,364

The accompanying notes are an integral part of these financial statements

MoneyLogix Group, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit

	Common Shares	Stock Amount	Additional Paid in Capital	Accumulated Deficit During the Development Stage	Total Shareholders' Equity
Balance, February 5, 2010 (inception)	$-	$-	$-	$-	$-
Issuance of common stock for services	39,300,000	39,300	-	-	39,300
Issuance of common stock for license	35,500,000	35,500	47,464,500	-	47,500,000
Reverse merger with MoneyLogix	14,563,586	14,564	(14,564)	-	-
Net loss	-	-	-	(105,702)	(105,702)
Balance, December 31, 2010	$89,363,586	$89,364	$47,449,936	$(105,702)	$47,433,598
Issuance of common stock for cash	2,000,000	2,000	498,000	-	500,000
Net loss	-	-	-	(114,780)	(114,780)
Balance March 31, 2011 (unaudited)	$91,363,586	$91,364	$47,947,936	$(220,482)	$47,818,818

The accompanying notes are an integral part of these financial statements

MoneyLogix Group, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Three Months Ended January 1, 2011 to March 31, 2011	For the Period February 5, 2010 (inception) to March 31, 2010	For the Period February 5, 2010 (inception) to March 31, 2011
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(114,780)	$(39,300)	$(220,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	-	39,300
Acounts payable and accrued liabilities	(27,408)	39,300	38,994
License fee payable (Note 5)	(243,880)	-	(243,880)
Net cash used in operating activities	(386,068)	-	(386,068)
Cash Flows from Financing Activities
Issuance of common stock	500,000	-	500,000
Net cash provided by financing activities	500,000	-	500,000

Net change in cash	113,932	-	113,932
Cash, beginning of period	-	-	-
Cash, end of period	$113,932	$-	$113,932

The accompanying notes are an integral part of these financial statements

MONEYLOGIX GROUP, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

MoneyLogix Group, Inc. ("MoneyLogix" or the “Company”), (formerly Homelife, Inc.), which registered a change of name with the State of Nevada on January 29, 2008 was formerly known as Homelife, Inc. and is organized under the laws of the State of Nevada.

MoneyLogix Group, Inc. entered into a share exchange agreement which closed on June 30, 2010 with Panacea Global, Inc. (“Panacea”), a Delaware private corporation incorporated on February 5, 2010. The reverse merger transaction effected a change of control of the Company. The accounting acquirer is Panacea and the historical operations of the Company are the operations of Panacea. Pursuant to the terms of the share exchange agreement, the parties agreed to the following:

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

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to March 31, 2011 totaled $220,482. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

MONEYLOGIX GROUP, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Consolidation and Presentation (continued)

The consolidated financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

Comprehensive Income or Loss

The Company adopted ASC 220-10, which establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders’ deficit, and consists of net loss and unrealized gains (loss) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with ASC 715-10. ASC 220-10 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05, Earnings per Share , which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.

There were no dilutive financial instruments for the period from February 5, 2010 (inception) to March 31, 2011.

Financial Instruments

In accordance with ASC 825-10-50, Defining Fair Value Measurement, the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2011, the carrying value of accrued liabilities, and license fee payable approximate their fair value because of the short-term maturity of these instruments.

MONEYLOGIX GROUP, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments (continued)

In accordance with ASC 820-10, Defining Fair Value Measurement, the Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740-10, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities as well as loss carryforward that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on April 30, 2010, no events or changes in circumstances indicate that it is impaired since it was acquired on March 24, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The accounting estimates that require management’s most significant judgments are the valuation of the Global Diagnostics license and measurement of accrued liabilities.

Recent Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

The Company has assessed the applicability and impact of all ASU’S and they have been determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

MONEYLOGIX GROUP, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

5.	GLOBAL DIAGNOSTIC LICENSE

On March 24, 2010, the Company entered into a license agreement with Panacea Pharmaceuticals Inc. (“Pharmaceuticals”) to acquire the global diagnostic license (“GDL”), with rights to sublicense worldwide, except for the United States of America. GDL allows the Company to develop, market and use licensed products related to HAAH based laboratory tests.

In consideration for the GDL, the Company issued 35,500,000 common shares and will pay Pharmaceuticals a license fee of $2,500,000, due within 30 days of the Company raising a minimum $10,000,000 equity investment. One-half of any equity investments raised shall be remitted to Pharmaceuticals, until the license fee is paid in full. The aggregate consideration paid and therefore fair value of the GD L equates $50,000,000. Further, the Company will pay Pharmaceuticals 25% of all sublicensing revenue and will purchase all conforming reagent at a cost of $20 per test or 10% of the sale price of the individual test with a minimum $8.00 test price.

Management obtained valuation of the license conducted by third party professional valuation services. According to the valuation, the fair value of the license was about $74 million on December 31, 2007. On March 24, 2010, the acquisition date, management re-evaluated the assumptions in the original valuation and updated the projection based on current circumstance and the Company’s business plan. As at March 31, 2011, management is of the opinion there has been no change to those circumstances.

As at March 31, 2011 the Company has made license fee payments to Pharmaceuticals of $243,880.

6.	INTANGIBLE ASSET

The Company’s intangible asset consists of the GDL, as described in Note 5, which contains certain issued and pending patent rights. Upon commencement of licensed services to customers, amortization will be taken over the estimated useful life of the respective patent rights, which vary and are determined on a country-by-country basis.

	As at February 5, 2010 (inception)	Acquired	Accumulated Amortization	As at December 31, 2010	Accumulated Amortization	As at March 31, 2011
Global Diagnostic License	-	$50,000,000	-	$50,000,000	-	$50,000,000

As at March 31, 2011, the Company has not commenced any services relating to GDL, and as a result, no amortization has been recorded.

7.	CAPITAL STOCK

a) Authorized

100,000 Class A Preferred shares with a par value of $0.001. There were no shares issued and outstanding at March 31, 2011.

300,000,000 Common shares of $0.001 par value.

MONEYLOGIX GROUP, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

7.	CAPITAL STOCK (continued)

b) Issued

91,363,586 Common Shares

Monetary Transactions

On February 25, 2011, 2,000,000 shares were issued by the Company for $0.25 per share generating $500,000 in equity financing.

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

On March 24, 2010 the Company issued 18,000,000 common shares which translates into a price of $2.63 per share based on the value of the asset transferred for a total amount of $47,500,000 to Panacea Pharmaceuticals. On June 30, 2010 the company recorded an additional 17,500,000 common shares to Panacea Pharmaceuticals at a price of $0.001 per share as an adjustment to the purchase price per share. The adjusted share price after the adjustment of 17,500,000 common shares is $1.33.

8.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740-20. ASC 740-20 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under ASC 740-20 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company has income tax losses available to be applied against future years income as a result of the losses incurred since inception. However, due to the losses incurred since inception and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for income tax losses available for carry forward.

MONEYLOGIX GROUP, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

8.	INCOME TAXES (continued)

As of March 31, 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state.