Form 10-Q
period 2011-06-30
Panacea Global, Inc.
filed 2011-08-15
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-30424

PANACEA GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0680443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

88 Toporowski Ave., Richmond Hill Ontario, Canada	L4S2V6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (416) 450-6414

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

There were 96,463,586 shares of the Registrant’s Common Stock outstanding at August 10, 2011.

PANACEA GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2011

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Panacea Global, Inc. and its subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements.

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	As at	As at
	Thursday, June 30, 2011	Friday, December 31, 2010
	(Unaudited)
Assets
Current
Cash	$60,358	$-
Prepaid expenses and deposits	55,821	-
Total Current Assets	116,179	-
Capital assets	26,578	-
Global diagnostic license (Note 6)	50,000,000	50,000,000
Total Non-Current Assets	50,026,578	50,000,000
Total Assets	$50,142,757	$50,000,000

Liabilities
Current
Acounts payable and accrued liabilities	$70,136	$66,402
License fee payable (Note 5)	1,862,500	2,500,000
Total Liabilities	1,932,636	2,566,402

Stockholders' Equity
Preferred Stock, $0.001 par value; 100,000 shares authorized,	-	-
none issued (Note 7)
Capital stock, $0.001 par value; 300,000,000 shares authorized;	91,364	89,364
91,363,586 issued and outstanding (December 31, 2010 – 89,363,586)
(Note 7)
Additional paid in capital	47,947,936	47,449,936
Subscription received in advance (Note 7)	751,476	-
Deficit accumulated during the development stage	(589,123)	(105,702)
Accumulated other comprehensive income (loss)	8,468	-

Total Stockholders' Equity	48,210,121	47,433,598
Total Liabilities and Stockholders' Equity	$50,142,757	$50,000,000

The accompanying notes are an integral part of these financial statements

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended	For the Period Ended February 5, 2010 (inception) to	For the Period Ended February 5, 2010 (inception) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-
Expenses
Professional fees	49,484	41,402	90,980	41,402	157,382
Cost of reorganization	-	-	-	39,300	39,300
Filing fees	1,366	-	6,417	-	6,417
Office and general	231,742	-	233,050	-	233,050
Salaries and benefits	86,049	-	152,974	-	152,974
Total expenses	368,641	41,402	483,421	80,702	589,123
Net loss	(368,641)	(41,402)	(483,421)	(80,702)	(589,123)

Foreign currency adjustment	8,468	-	8,468	-	8,468

Comprehensive loss	(360,173)	(41,402)	(474,953)	(80,702)	(580,655)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted number of shares outstanding - basic and diluted	91,363,586	40,548,484	90,755,851	34,543,856	74,296,221

The accompanying notes are an integral part of these financial statements

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

	Common Shares	Subscriptions Received In Advance	Stock Amount	Additional Paid in Capital	Other Comprehensive Income(Loss)	Accumulated Deficit During the Development Stage	Total Shareholders' Equity
Balance, February 5, 2010 (inception)	-	$-	$-	$-	$-	$-	$-

Issuance of common stock for services	39,300,000	-	39,300	-	-	-	39,300
Issuance of common stock for license	35,500,000	-	35,500	47,464,500	0	-	47,500,000
Reverse merger with MoneyLogix	14,563,586	-	14,564	(14,564)	-	-	-
Net loss	-		-	-		(105,702)	(105,702)
Balance, December 31, 2010	89,363,586	$-	$89,364	$47,449,936	$-	$(105,702)	$47,433,598

Issuance of common stock for cash	2,000,000	-	2,000	498,000	-	-	500,000
Subscriptions received in advance	-	751,476	-	-	-	-	751,476
Foreign currency exchange adjustment	-	-	-	-	8,468	-	8,468
Net loss	-	-	-	-	-	(483,421)	(483,421)
Balance June 30, 2011 (unaudited)	91,363,586	$751,476	$91,364	$47,947,936	$8,468	$(589,123)	$48,210,121

The accompanying notes are an integral part of these financial statements

Panacea Global, Inc.

(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Six Months Ended January 1, 2011 to June 30, 2011	For the Period Ended February 5, 2010 (inception) to June 30, 2010	For the Period Ended February 5, 2010 (inception) to June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	(483,421)	(80,702)	(589,123)
Effect of exchange rate on cash	8,468	-	8,468
	(474,953)	(80,702)	(580,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	39,300	39,300
Prepaid expenses and deposits	(55,821)	-	(55,821)
Acounts payable and accrued liabilities	3,734	41,402	70,136
License fee payable (Note 5)	(637,500)	-	(637,500)
Net cash used in operating activities	(1,164,540)	-	(1,164,540)

Cash Flows from Financing Activities
Subscriptions received in advance (Note 7)	751,476	-	751,476
Issuance of common stock	500,000	-	500,000
Net cash provided by financing activities	1,251,476	-	1,251,476

Cash Flows from Investing Activities
Purchases of capital assets	(26,578)	-	(26,578)
Net cash used in investing activities	(26,578)	-	(26,578)

Net change in cash	60,358	-	60,358
Cash, beginning of period	-	-	-
Cash, end of period	$60,358	$-	$60,358

The accompanying notes are an integral part of these financial statements

PANACEA GLOBAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Effective June 2, 2011, MoneyLogix Group, Inc. registered a change of name with the State of Nevada to Panacea
Global, Inc. Effective June 15, 2011, the trading symbol for the Company on the OTC Bulletin Board changed from "MLXG" to “PANG”.

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

3. GOING CONCERN

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated net losses from inception to June 30, 2011 totaled $589,123.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Presented below are those policies considered particularly significant:

Basis of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Panacea (a Delaware incorporated Company) and Panacea Global Inc. (a Canadian incorporated Company).  All inter-company transactions and balances have been eliminated upon consolidation.

PANACEA GLOBAL, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency transaction gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income (Loss), was $8,468 for the three and six months ended June 30, 2011.  For the 3 months ended June 30, 2010 and the period from inception (February 5, 2010) through June 30, 2010 there were no foreign currency translation adjustments recorded due to the limited nature of operations during these periods.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.

There were no dilutive financial instruments for the period from February 5, 2010 (inception) to June 30, 2011.

Financial Instruments

In accordance with ASC 825-10-50, Defining Fair Value Measurement, the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2011, the carrying value of accrued liabilities, and license fee payable approximate their fair value because of the short-term maturity of these instruments.

In accordance with ASC 820-10, Defining Fair Value Measurement, the Company adopted the standard which

PANACEA GLOBAL, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments (continued)

defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

Capital Assets

Capital assets are initially recorded at cost.  Depreciation is provided using the declining balance method at rates intended to amortize the cost of assets over their estimated useful lives.

	Method	Rate
Computer equipment	declining balance	30%
Leasehold improvements	straight-line	20%

In the year of acquisition, depreciation is taken as assets are available for use.

PANACEA GLOBAL, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Management obtained valuation of the license conducted by third party professional valuation services. According to the valuation, the fair value of the license was about $74 million on December 31, 2007. On March 24, 2010, the acquisition date, management re-evaluated the assumptions in the original valuation and updated the projection based on current circumstance and the Company’s business plan. As at June 30, 2011, management is of the opinion there has been no change to those circumstances.

As at June 30, 2011 the Company has made license fee payments to Pharmaceuticals of $637,500.

6. INTANGIBLE ASSET

The Company’s intangible asset consists of the GDL, as described in Note 5, which contains certain issued and pending patent rights. Upon commencement of licensed services to customers, amortization will be taken over the estimated useful life of the respective patent rights, which vary and are determined on a country-by-country basis.

	As at February 5, 2010 (inception)	Acquired	Accumulated Amortization	As at December 31, 2010	Accumulated Amortization	As at June 30, 2011
Global Diagnostic License	-	$50,000,000	-	$50,000,000	-	$50,000,000

As at June 30, 2011, the Company has not commenced any services relating to GDL, and as a result, no amortization has been recorded.

PANACEA GLOBAL, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

7. CAPITAL STOCK

a) Authorized
100,000 Class A Preferred shares with a par value of $0.001. There were no shares issued and outstanding at June 30, 2011.

300,000,000 Common shares of $0.001 par value.

b) Issued
91,363,586 Common Shares

Monetary Transactions

On February 25, 2011, 2,000,000 shares were issued by the Company for $0.25 per share generating $500,000 in equity financing.

Subscriptions Received in Advance

On April 10, 2011, the Company and certain investors entered into a Subscription Agreement pursuant to which such investors purchased two million (2,000,000) units, with each unit being offered and sold at $0.25 per unit and each unit consisting of (i.) one share of the Company’s common stock; and (ii.) one warrant to purchase one share of the Company’s common stock at an initial exercise price equal to $0.25 per share.

Additionally, on April 15, 2011, the Company and certain investors entered into a second Subscription Agreement pursuant to which such investors purchased six hundred thousand (600,000) units, with each unit being offered and sold at $0.25 per Unit and each Unit consisting of (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of the Company’s common stock at an initial exercise price equal to $0.25 per share.

On April 16, 2011 the Company and certain Investors entered into a third Subscription Agreement (the “Third Agreement”). Pursuant to the Third Agreement, the Investor purchased five hundred thousand (500,000) Units, with each unit being offered and sold at $0.50 per unit and each unit consisting of (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of the Company’s common stock at an initial exercise price equal to $0.50 per share.

As at June 30, 2011, the above noted units have not been issued and $751,476 of subscription proceeds were received in advance.

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

PANACEA GLOBAL, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

As of June 30, 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.  The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

9. CAPITAL ASSETS

	Cost	Accumulated Depreciation	June 30, 2011 Net Book Value	December 31, 2010 Net Book Value
Computer equipment	2,007	-	2,007	-
Leasehold improvements	24,571	-	24,571	-
	26,578	-	26,578	-

As of June 30, 2011, no capital asset has been placed in service. As such, the Company has not begun to recognize depreciation expense.

10. SUBSEQUENT EVENTS

On July 7, 2011, the Company entered into an exclusive master purchase agreement with a third party within the Republic of Belarus to provide the exclusive right to use the Company’s blood, serum and tissue testing services to diagnose and monitor cancer. The initial term of the Agreement expires on December 31, 2011 (the “Initial Term”). Following the expiration of the Initial Term, the Agreement will renew automatically on an annual basis, provided minimum purchase thresholds are met, unless either party gives sixty (60) days prior written notice of its intention not to renew the Agreement.  The Agreement provides that the third party will be required to meet a minimum purchase amount threshold for each year the Agreement is in effect. In that regard, during the Initial Term, the threshold is $280,000. Thereafter, in the period ranging from January 1, 2012 to December 31, 2012 (the “First Renewal Term”), the threshold is $3,500,000. During the period ranging from January 1, 2013 to December 31, 2013 (the “Second Renewal Term”), the threshold is of $5,250,000. Finally, in each renewal term commencing after the Second Renewal Term, the threshold is $7,000,000.

On July 26, 2011, pursuant to the Company's 2011 Omnibus Incentive Plan, the Company issued 2,000,000 stock options to its directors. These options vest and become exercisable on January 26, 2012 at an exercise price of $0.55 per share and expire on July 26, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a corporation incorporated under the laws of Nevada.  On June 30, 2010 we entered into a share exchange agreement with Panacea Global, Inc., a privately held Delaware corporation (“Panacea Delaware”), and the shareholders of Panacea Delaware pursuant to which we acquired all of the outstanding capital stock of Panacea Delaware from the Panacea Delaware shareholders and Panacea Delaware became our wholly owned subsidiary and our operating business.  Through Panacea Delaware, we are a biopharmaceutical company that anticipates selling early detection cancer tests through our licensing agreement with Panacea Pharmaceuticals, Inc. (“Pharmaceuticals”).

On March 24, 2010, Panacea Delaware entered into a licensing agreement (the “Licensing Agreement”) with Pharmaceuticals.  Pursuant to the Licensing Agreement, Panacea Delaware was granted the exclusive right to develop, use, and market Pharmaceuticals’ HAAH based cancer diagnostic technologies, with rights to sublicense worldwide, except for the United States of America.  In consideration for the License Agreement, Panacea Delaware issued 35,500,000 shares of its common stock to Pharmaceuticals and is obligated to pay Pharmaceuticals a license fee of $2,500,000, due within 30 days of the Company raising a minimum $10,000,000 equity investment.  One-half of any equity investments raised shall be remitted to Pharmaceuticals, until the license fee is paid in full.  The aggregate consideration paid and therefore fair value of the License Agreement equals $50,000,000.  Further, the Company will pay Pharmaceuticals 25% of all sublicensing revenue and will purchase all conforming reagent at a cost of $20 per test or 10% of the sale price of the individual test with a minimum $8.00 test price.

We hope to market and sell products through strategic partnerships with companies in different countries by entering into sublicensing agreements to sell our products.  We may enter into sublicensing agreements with one or more third parties under all or some of the related Pharmaceuticals patents.  Additionally, we hope to develop stand alone operations in certain countries including Canada.

On June 2, 2011, we filed a Certificate of Amendment to our Articles of Incorporation with the State of Nevada changing the Company’s name to Panacea Global, Inc.

As of June 30, 2011, we are in the development stage and have negative working capital, have not earned any revenues from operations to date and have accumulated a deficit our development stage operations.

Exclusive Master Purchase Agreement with Palmverse Limited

On July 7, 2011, we, through our wholly owned subsidiary, Panacea Delaware, entered into an exclusive master purchase agreement with Palmverse Limited, a Belarus corporation (“Palmverse”) (the “Agreement”) to provide Palmverse with the exclusive right to use the Company’s blood, serum and tissue testing services to diagnose and monitor cancer (the “Cancer Testing Products”) within the Republic of Belarus. We have agreed to provide Palmverse with an exclusive right to become the sole purchaser of the Company’s Cancer Testing Products within the Republic of Belarus. The initial term of the Agreement expires on December 31, 2011 (the “Initial Term”). Following the expiration of the Initial Term, the Agreement will renew automatically on an annual basis, provided Palmverse meets minimum purchase amounts, unless either party gives sixty (60) days prior written notice of its intention not to renew the Agreement.

The Agreement provides that Palmverse will be required to meet a minimum purchase amount threshold of the Cancer Testing Products for each year the Agreement is in effect. In that regard, during the Initial Term, Palmverse will be required to purchase a minimum of $280,000 in Cancer Testing Products. Thereafter, in the period ranging from January 1, 2012 to December 31, 2012 (the “First Renewal Term”), Palmverse is required to purchase a minimum of $3,500,000 in Cancer Testing Products. During the period ranging from January 1, 2013 to December 31, 2013 (the “Second Renewal Term”), Palmverse is required to purchase a minimum of $5,250,000 in Cancer Testing Products. Finally, in each renewal term commencing after the Second Renewal Term, Palmverse is required to purchase a minimum of $7,000,000 in Cancer Testing Products.

Results of Operations

As of June 30, 2011, the Company had not begun its business operations in connection with the Licensing Agreement.  Accordingly, we have not had any revenues during the six months ended June 30, 2011 or during the period from February 5, 2010 (inception) to June 30, 2011.

Total expenses for the three and six months ended June 30, 2011 were $368,641 and $483,421, respectively, as compared to total expenses of $41,402 and $80,702 for the three months ended June 30, 2010 and the period from February 5, 2010 (inception) to June 30, 2010, respectively.  The increase in total expenses during fiscal 2011 was primarily attributable to office and general expenses of $233,050 and salary and benefit expenses of $152,974, which were not present during the period from February 5, 2010 (inception) to June 30, 2010.  Since inception, the Company has incurred total expenses of $589,123.

The Company recorded a net loss of $368,641 and $483,421 for the three and six months ended June 30, 2011, respectively.  We recorded a net loss for the three months ended June 30, 2010 of $41,402 and a net loss of $80,702 for the period from February 5, 2010 (inception) to June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011 the Company had $60,358 cash in hand, $55,821 of prepaid expenses and deposits and $50,142,757 in assets in connection with the $50,000,000 License Agreement and capital assets totaling $26,578. The License Agreement allows the Company to develop market and use licensed products related to HAAH based laboratory tests. Comparatively, at December 31, 2010, we had no assets except for the $50,000,000 in License Agreement.

At June 30, 2011 the Company had liabilities of $1,932,636 comprised of the license fee payable of $1,862,500 and accounts payable and accrued liabilities totaling $70,136. Comparatively at December 31, 2010, we had $2,566,402 in liabilities comprised of the license fee payable of $2,500,000 and accounts payable and accrued liabilities totaling $66,402.

Net cash used in operating activities during the six months ended June 30, 2011 was $1,164,540 compared to net cash of $0 during the period from February 5, 2010 (inception) to June 30, 2010. Net cash provided by financing activities during the six months ended June 30, 2011 was $1,251,476 due to the sale shares of our common stock.  No cash was provided by financing activities during the period from February 5, 2010 (inception) to June 30, 2010. Net Cash used in investing activities amounted to $26,578 for the six months ended June 30, 2011 which related to the Company's investment in capital assets that had not been placed in service as of June 30, 2011.  There were no investing activities for the period from February 5, 2010 (inception) through June 30, 2010.

As there were no revenues from operating activities as of June 30, 2011, we must rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that we will need to rely upon new capital contributions to pay our liabilities.

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

Recent Accounting Pronouncements

Changes to GAAP accounting are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (“ASU’s”) to the FASB’s Accounting Standards Codification.

The Company has assessed the applicability and impact of all ASU’S and they have been determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to June 30, 2011 total $589,123 Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Specifically, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2011:

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently, to the Company’s knowledge, there are no legal proceedings pending or threatened against the Company. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

On April 10, 2011, the Company and certain investors entered into a subscription agreement pursuant to which such investors purchased two million (2,000,000) units, with each unit being offered and sold at $0.25 per unit and each unit consisting of (i.) one share of the Company’s common stock; and (ii.) one warrant to purchase one share of the Company’s common stock at an initial exercise price equal to $0.25 per share.

Additionally, on April 15, 2011, the Company and certain investors entered into a second subscription agreement pursuant to which such investors purchased six hundred thousand (600,000) units, with each unit being offered and sold at $0.25 per unit and each unit consisting of (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of the Company’s common stock at an initial exercise price equal to $0.25 per share.

On April 16, 2011 the Company and certain investors entered into a third subscription agreement. Pursuant to the third agreement, the investors purchased five hundred thousand (500,000) units, with each unit being offered and sold at $0.50 per unit and each unit consisting of (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of the Company’s common stock at an initial exercise price equal to $0.50 per share.

Such securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933 and Regulation S promulgated under the Securities Act of 1933 (“Regulation S”).  These securities qualified for exemption under Regulation S since the purchasers all reside outside of the United States. These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of the securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.”

Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933, as well as Regulation S, for this transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6 Exhibits

Exhibit No.	Description
10.1
Master Purchase Agreement between Panacea Global, Inc. and Palmverse Limited, dated July 7, 2011 [incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on July 12, 2011]

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL) (1)

(1) The registrant will be furnishing Exhibit 101 within 30 days of the filing date of this Form 10-Q, as permitted under the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACEA GLOBAL, INC.

Dated: August 15, 2011	By:	/s/ Mahmood Moshiri
Mahmood Moshiri
Chief Executive Officer, President, Chief Medical Officer and Director

Dated: August 15, 2011	By:	/s/ Binnay Sethi
Binnay Sethi
Vice President and Director