Form 10-Q
period 2011-09-30
Panacea Global, Inc.
filed 2011-11-14
CIK 1024048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ________________

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

There were 96,463,586 shares of the Registrant’s Common Stock outstanding at November 14, 2011.

PANACEA GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2011

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

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	As at	As at
	Friday, September 30, 2011	Friday, December 31, 2010
	(Unaudited)
Assets
Current
Cash	$-	$-
Prepaid expenses and deposits	31,774	-
Total Current Assets	31,774	-
Capital assets	24,456	-
Global diagnostic license (Note 6)	50,000,000	50,000,000
Total Non-Current Assets	50,024,456	50,000,000
Total Assets	$50,056,230	$50,000,000

Liabilities
Current
Bank overdraft	$15,528	$-
Accounts payable and accrued liabilities	167,992	66,402
License fee payable (Note 5)	1,862,500	2,500,000
Total Liabilities	2,046,020	2,566,402

Stockholders’ Equity
Preferred stock, $0.001 par value; 100,000 shares authorized, none issued (Note 7)	-	-
Capital stock, $0.001 par value; 300,000,000 shares authorized; 94,563,586 issued and outstanding (December 31, 2010 – 89,363,586) (Note 7)	94,564	89,364
Additional paid in capital	49,845,579	47,449,936
Deficit accumulated during the development stage	(1,923,874)	(105,702)
Accumulated other comprehensive income (loss)	(6,059)	-
Total Stockholders’ Equity	48,010,210	47,433,598
Total Liabilities and Equity	$50,056,230	$50,000,000

The accompanying notes are an integral part of these financial statements

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended	For the Period Ended February 5, 2010 (inception) to	For the Period Ended February 5, 2010 (inception) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-
Expenses
Professional fees	68,947	25,000	159,927	66,402	226,329
Cost of reorganization	-	-	-	39,300	39,300
Filing fees	4,261	-	10,678	-	10,678
Office and general	115,517	-	348,567	-	348,567
Stock based compensation (Note 11)	1,124,367	-	1,124,367	-	1,124,367
Salaries and benefits	21,659	-	174,633	-	174,633
Total expenses	1,334,751	25,000	1,818,172	105,702	1,923,874
Net loss	(1,334,751)	(25,000)	(1,818,172)	(105,702)	(1,923,874)

Foreign currency adjustment	(14,527)	-	(6,059)	-	(6,059)

Comprehensive loss	(1,349,278)	(25,000)	(1,824,231)	(105,702)	(1,929,932)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)	$(0.02)
Weighted number of shares outstanding - basic and diluted	94,261,435	89,363,586	91,947,835	55,731,511	77,260,402

The accompanying notes are an integral part of these financial statements

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity

	Common Shares	Stock Amount	Additional Paid in Capital	Other Comprehensive Income(Loss)	Accumulated Deficit During the Development Stage	Total Stockholders’ Equity
Balance, February 5, 2010 (inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for services	39,300,000	39,300	-	-	-	39,300
Issuance of common stock for license	35,500,000	35,500	47,464,500	-	-	47,500,000
Reverse merger with MoneyLogix	14,563,586	14,564	(14,564)	-	-	-
Net loss	-	-	-	-	(105,702)	(105,702)
Balance, December 31, 2010	89,363,586	$89,364	$47,449,936	$-	$(105,702)	$47,433,598

Issuance of common stock for cash	5,200,000	5,200	1,271,276	-	-	1,276,476
Foreign currency exchange adjustment	-	-	-	(6,059)	-	(6,059)
Stock based compensation	-	-	1,124,367	-		1,124,367
Net loss	-	-	-	-	(1,818,172)	(1,818,172)
Balance September 30, 2011 (unaudited)	94,563,586	$94,564	$49,845,579	$(6,059)	$(1,923,874)	$48,010,210

The accompanying notes are an integral part of these financial statements

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Nine Months Ended January 1, 2011 to September 30, 2011	For the Period Ended February 5, 2010 (inception) to September 30, 2010	For the Period Ended February 5, 2010 (inception) to September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	(1,818,172)	(105,702)	(1,923,874)
	(1,818,172)	(105,702)	(1,923,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,124,367		1,124,367
Stock issued for services	-	39,300	39,300
Prepaid expenses and deposits	(31,774)	-	(31,774)
Accounts payable and accrued liabilities	101,590	41,402	167,992
License fee payable (Note 5)	(637,500)	-	(637,500)
Bank overdraft	15,528	25,000	15,528
Net cash used in operating activities	(1,245,961)	-	(1,245,961)

Cash Flows from Investing Activities
Purchases of capital assets	(24,456)	-	(24,456)
Net cash used by investing activities	(24,456)	-	(24,456)

Cash Flows from Financing Activities
Issuance of common stock	1,276,476	-	1,276,476
Net cash provided by financing activities	1,276,476	-	1,276,476

Effect of exchange rate on cash	(6,059)	-	(6,059)

Net change in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PANACEA GLOBAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

MoneyLogix Group, Inc. (“MoneyLogix” or the “Company”), (formerly Homelife, Inc.), which registered a change of name with the State of Nevada on January 29, 2008 was formerly known as Homelife, Inc. and is organized under the laws of the State of Nevada.

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

Effective June 2, 2011, MoneyLogix Group, Inc. registered a change of name with the State of Nevada to Panacea
Global, Inc. Effective June 15, 2011, the trading symbol for the Company on the OTC Bulletin Board changed from “MLXG” to “PANG”.

2.	BASIS OF PRESENTATION

The Company has not earned any revenues from limited principal operations and accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC 915 Accounting and Reporting by Development Stage Enterprises. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclose activity since the date of the Company’s inception.

3.	GOING CONCERN

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated net losses from inception to September 30, 2011 totaled $1,923,874. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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
SEPTEMBER 30, 2011

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency transaction gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income (Loss), was ($14,527) and ($6,059) for the three and nine months ended September 30, 2011. For the 3 months ended September 30, 2010 and the period from inception (February 5, 2010) through September 30, 2010 there were no foreign currency translation adjustments recorded due to the limited nature of operations during these periods.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.

Financial Instruments

In accordance with ASC 825-10-50, Defining Fair Value Measurement, the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2011, the carrying value of accrued liabilities, and license fee payable approximate their fair value because of the short-term maturity of these instruments.

PANACEA GLOBAL, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

PANACEA GLOBAL, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity Compensation

The company adopted ASC 718, Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including issuance of stock options to employees. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model.

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

Management obtained valuation of the license conducted by third party professional valuation services. According to the valuation, the fair value of the license was about $74 million on December 31, 2007. On March 24, 2010, the acquisition date, management re-evaluated the assumptions in the original valuation and updated the projection based on current circumstance and the Company’s business plan. As at September 30, 2011, management is of the opinion there has been no change to those circumstances.

As at September 30, 2011 the Company has made license fee payments to Pharmaceuticals of $637,500.

PANACEA GLOBAL, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

6.	INTANGIBLE ASSET

The Company’s intangible asset consists of the GDL, as described in Note 5, which contains certain issued and pending patent rights. Upon commencement of licensed services to customers, amortization will be taken over the estimated useful life of the respective patent rights, which vary and are determined on a country-by-country basis.

	As at February 5, 2010 (inception)	Acquired	Accumulated Amortization	As at December 31, 2010	Accumulated Amortization	As at September 30, 2011
Global Diagnostic License	-	$50,000,000	-	$50,000,000	-	$50,000,000

As at September 30, 2011, the Company has not commenced any services relating to GDL, and as a result, no amortization has been recorded.

7.	CAPITAL STOCK

a) Authorized
100,000 Class A Preferred shares with a par value of $0.001. There were no shares issued and outstanding at September 30, 2011.

300,000,000 Common shares of $0.001 par value.

b) Issued
94,563,586 Common Shares

Monetary Transactions

On February 25, 2011, 2,000,000 shares were issued by the Company for $0.25 per share generating $500,000 in equity financing.

On September 2, 2011, 100,000 shares were issued by the Company for $0.25 per share generating $25,000 in equity financing.

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

PANACEA GLOBAL, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

7.	CAPITAL STOCK (continued)

During the nine-month period ended September 30, 2011, the Company issued 3,100,000 common shares and received $751,476 in connection with the above subscriptions received in advance.

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

As of September 30, 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state.

PANACEA GLOBAL, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

9.	CAPITAL ASSETS

	Cost	Accumulated Depreciation	September 30, 2011 Net Book Value	December 31, 2010 Net Book Value
Computer equipment	1,847	-	1,847	-
Leasehold improvements	22,609	-	22,609	-
	24,456	-	24,456	-

As of September 30, 2011, no capital asset has been placed in service. As such, the Company has not begun to recognize depreciation expense.

10.	SUBSEQUENT EVENTS

On October 7, 2011, the Company and certain of its directors were named as a defendant in a statement of claims filed in the Superior Court of Justice in Ontario, Canada. At this early stage, a reliable assessment of the potential liability cannot be made. The Company intends to vigorously defend against and pursue, as applicable, the claims asserted by and against the Plaintiffs.

11.	EQUITY COMPENSATION

In December 2004, FASB issued FASB 123R, “Share-Based Payment (now ASC 718 “Compensation – Stock Compensation”). On January 1, 2011, the Company adopted the provisions of FASB 123R using the modified prospective transition method. Under this method, compensation expense is recorded for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. Under ASC 718, employee-compensation expense related to stock based payments is recorded over the requisite service period based on the grant date fair value of the awards.

The compensation expense that has been recognized for options granted was $1,124,367 for the nine months ended September 30, 2011. For stock options issued as non-qualified stock options, a tax deduction is not allowed until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax assets to zero. As a result, for the nine months ended September 30, 2011, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

The Company has one stockholder approved equity compensation plan. The following section summarizes the Company’s equity compensation arrangements.

The Company’s stockholders have adopted an incentive stock plan to recognize the contribution made to the Company by its associates (including associates who are members of the Board of Directors), directors, consultants and advisors of the Company or any Affiliate to provide such persons with additional incentive to devote themselves to the future success of the Company or an Affiliate, and to improve the ability of the Company or an Affiliate to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. To this end, the Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights.

PANACEA GLOBAL, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

11.	EQUITY COMPENSATION (continued)

The Plan shall be administered by the Board of Directors, or, in the discretion of the Board of Directors, by a committee composed of two (2) or more of the members of the Board of Directors. To the extent possible, and to the extent the Board of Directors deems it necessary or appropriate, each member of the Committee shall be a non- employee director and an outside director; however, the Board of Directors may designate two or more committees to operate and administer the Plan in its stead.

The following awards have been granted under the Plan during 2011:

On July 26, 2011, the Company issued 4,500,000 stock options to three of its directors, vesting immediately upon grant. These options are exercisable at a price of $0.55 per share, expiring ten years from vest date and are valued at $1,124,367 (approximately $0.2499 per option) utilizing the Black-Scholes-Merton option pricing model, with $1,124,367 recorded as compensation expense in 2011.

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table:

Year	Risk Free Interest Rate	Dividend Yield %	Expected Volatility	Expected Life
2011	2.99%	0.0	100%	120 months

We considered implied volatility as well as our limited historical stock price volatility in developing our estimate of expected volatility. Management has determined that it cannot reasonably estimate a forfeiture rate given the insufficient amount of time and activity of share option exercise and employee termination patterns. The expected life of options, representing the period of time that options granted are expected to be outstanding, was determined using the contractual term. The risk-free interest rate for periods within the expected life of the option is based on the interest rate for a similar time period of a U.S. Treasury note in effect on the date of the grant.

The following table provides consolidated summary information on the Company’s equity compensation plans for the nine months ended September 30, 2011.

		2011
		Weighted Average
	Number of Options	Exercise Price	Fair Value Per Option	Remaining Life (years)
Options outstanding at December 31, 2010	-	-	-	-
Granted	4,500,000	0.55	0.25	10
Exercised	-	-	-	-
Forfeited or lapsed	-	-	-	-
Options outstanding at September 30, 2011	4,500,000	0.55	0.25	10

As of September 31, 2011, there were no unrecognized compensation related to non-vested options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of September 30, 2011, we are in the development stage and have negative working capital, have not earned any revenues from operations and have accumulated a deficit.

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

Equity Plan and Awards

On July 26, 2011 the Board of Directors (the “Board”) of the Company approved the issuance of non-qualified stock options (the “Options”) to each of: Mahmood Moshiri, the Company’s Chief Executive Officer, President, Chief Medical Officer and Director, , and Binnay Sethi, the Company’s Vice President and Director, to purchase 2,000,000 shares of the Company’s common stock.  The Options were granted pursuant to, and are subject to, the Company’s 2011 Omnibus Incentive Plan (the “Plan”), which was approved by the Board on July 26, 2011 and by our shareholders on September 6, 2011.  The Options vest upon grant and became exercisable on July 26, 2012 at an exercise price of $0.55 per share and expire on July 26, 2021.

Reverse Split

On September 6, 2011, the Board approved resolutions authorizing the Company to implement a reverse stock split of the outstanding shares of common stock at a ratio of up to one-to-thirty (the “Reverse Stock Split”).  On September 6, 2011, we also received approval for the Reverse Stock Split from our shareholders.  The Board may determine in its discretion whether to effect the Reverse Stock Split at any time, if at all, and if so at what exchange ratio up to one-to-thirty.  If the Board determines to effect a Reverse Stock Split, the Reverse Stock Split will become effective upon the filing of a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Nevada.  The exact timing of the filing of the amendment will be determined by the Board based on its evaluation as to when such action will be the most advantageous to us and our stockholders, and the Board. In addition, the Board reserves the right, notwithstanding stockholder approval and without further action by the stockholders, to elect not to proceed with the Reverse Stock Split if, at any time prior to filing the amendment, the Board, in its sole discretion, determines that it is no longer in our best interests and the best interests of our stockholders.

Results of Operations

As of September 30, 2011, the Company had not begun its business operations in connection with the Licensing Agreement.  Accordingly, we have not had any revenues during the three and nine months ended September 30, 2011 or during the period from February 5, 2010 (inception) to September 30, 2011.

Total expenses for the three and nine months ended September 30, 2011 were $1,334,751 and $1,818,172, respectively, as compared to total expenses of $25,000 and $105,702 for the three months ended September 30, 2011and the period from February 5, 2010 (inception) to September 30, 2010, respectively.  The increase in total expenses during fiscal 2011 was primarily attributable to an increase in stock based compensation of $1,124,367 in connection with the Options granted to our executive officers in fiscal 2011 as described above.  In addition, general expenses of $115,517 and $348,567 for the three and nine months ended September 30, 2011, respectively, and salary and benefit expenses of $21,659 and $174,633 for the three and nine months ended September 30, 2011, respectively, were not present during the three months ended September 30, 2010 or the period from February 5, 2010 (inception) to September 30, 2010.  Since inception, the Company has incurred total expenses of $1,923,874.

The Company recorded a net loss of $1,334,751 and $1,818,172 for the three and nine months ended September 30, 2011, respectively.  We recorded a net loss for the three months ended September 30, 2010 of $25,000 and a net loss of $105,702 for the period from February 5, 2010 (inception) to September 30, 2010.  Since inception, the Company has incurred a net loss of $1,923,874.

Liquidity and Capital Resources

At September 30, 2011 the Company had no cash in hand and $50,056,230 in assets comprised of the $50,000,000 License Agreement, capital assets totaling $24,456 and prepaid expenses and deposits of $31,774. The License Agreement allows the Company to develop market and use licensed products related to HAAH based laboratory tests. Comparatively, at December 31, 2010, we had no cash and $50,000,000 in License Agreement.

At September 30, 2011 the Company had liabilities of $2,046,020 comprised of a bank overdraft of $15,528, the license fee payable of $1,862,500 and accounts payable and accrued liabilities totaling $167,992. Comparatively at December 31, 2010, we had $2,566,402 in liabilities comprised of the license fee payable of $2,500,000 and accounts payable and accrued liabilities totaling $66,402.

Net cash used in operating activities during the nine months ended September 30, 2011 was $1,245,961. Net cash used in investing activities during the nine months ended September 30, 2011 was $24,456 due to purchases of capital assets. Net cash provided by financing activities during the nine months ended September 30, 2011 was $1,276,476 due to the sale shares of our common stock.  There were no net cash inflows or outflows from operating, investing and/or financing activities during the period from February 5, 2010 (inception) to September 30, 2010.

As there were no revenues from operating activities as of September 30, 2011, we must rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that we will need to rely upon new capital contributions to pay our liabilities.

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

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to September 30, 2011 total $1,923,874. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company continues to evaluate the Global Diagnostic License for events or changes in circumstances that would be indicative of an impairment however no such indication has developed since it was acquired on March 24, 2010.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Specifically, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2011:

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

On October 7, 2011, Moneylogix Group, Inc., Maximus Investments, Inc., Bakirkoy Financial Holdings, Inc., Bowen Financial Advisory Group LTD., Marciafor Holdings, Inc., Alex Haditaghi and Gary Cilevitz (collectively, the “Plaintiffs”) filed a lawsuit in the Superior Court of Justice in Ontario Canada against the Company, Panacea Pharmaceuticals, Inc., a corporation organized under the laws of the State of Maryland and a principal shareholder of the Company, Mahnaz Alikhani, Hossein Ghanbari, Stephen Keith, the Company’s Chief Executive Officer and Director Mahmood Moshiri, and the Company’s Vice President and Director Binnay Sethi (collectively, the “Defendants”) (the “Lawsuit”). The Plaintiffs’ lawsuit seeks damages relating to an allegation that the operations of the Company have been conducted in a manner that is unfairly prejudicial to the interests of the Plaintiffs.  To the best of the Company’s knowledge, the Lawsuit has not yet been served on the various U.S.-based Defendants named therein.

The Lawsuit alleges, among other things, that the Defendants have breached their obligations pursuant to a consulting agreement, as well as to certain verbal agreements, regarding that certain share exchange agreement dated June 30, 2010, as reported in the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2010 (the “Share Exchange Agreement”).  Pursuant to the Share Exchange Agreement, the Company acquired its subsidiary, Panacea Delaware.  In addition, the Plaintiffs ask that certain disclosures in the Company’s SEC reports relating to the Share Exchange Agreement, the other transactions contemplated thereby and certain other matters be amended.  The Plaintiffs have also sought to have the shares issued to the former shareholders of Panacea Delaware, now the principal and majority shareholders of the Company, be cancelled. They also seek to restrain the Defendants from proceeding with a reverse stock split identified in SEC filings.  Furthermore, the Plaintiffs seek to have the Company’s former director and principal executive officer reappointed as a director of the Company and the current officers and directors of the Company resign from their respective positions.  The Plaintiffs have also demanded that the Company provide copies of all accounting records and tax returns of the Company and Panacea Delaware from 2009 to the present.  In addition, the Plaintiffs have requested that the Company provide certain share certificates to their alleged proper owners.  The Plaintiffs have also claimed that they have been unable to dispose of their holdings of the Company’s common stock due to the Company’s alleged refusal to remove the transfer restrictions on the Plaintiffs shares.  The Plaintiffs also allege that the Company must issue 5,000,000 warrants to purchase the Company’s common stock to Maximus Investments, Inc.  In sum, the Plaintiffs seek a total of $24,295,000 in damages (including punitive damages), as well as pre-judgment interest, post-judgment interest and costs.

A more comprehensive set of particulars for these claims will likely be obtained over the coming months.

The Company believes the Plaintiffs’ claims against it are entirely without merit.  The Company intends to vigorously defend itself against and pursue, as applicable, its legal recourses against the Plaintiffs and has retained Canadian counsel in furtherance thereof.

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

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACEA GLOBAL, INC.

Dated: November 14, 2011	By:	/s/ Mahmood Moshiri
Mahmood Moshiri
Chief Executive Officer, President, Chief Medical Officer and Director

Dated: November 14, 2011	By:	/s/ Binnay Sethi
Binnay Sethi Vice President and Director