Form 10-K
period 2011-12-31
Panacea Global, Inc.
filed 2012-03-30
CIK 1024048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 33-0680443

PANACEA GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0680443
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

330 Highway #7 East, Suite 502, Richmond Hill
Ontario, Canada L4B 3P8
(Address of principal executive offices)

Tel. No.: (416) 450-6414

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐    No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12-months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $10,909,076

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

As of March 27, 2012, there were 94,063,586 shares of common stock, $0.001 par value, outstanding.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I

ITEM 1.	BUSINESS.

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

As of December 31, 2011, we are in the development stage and have negative working capital, have not earned any revenues from operations and have accumulated a deficit.

Exchange Agreement

On June 30, 2010, we entered into a share exchange agreement (the “Exchange Agreement”), by and among Moneylogix Group Inc., a publicly traded Nevada corporation, Panacea Delaware and the shareholders of Panacea Delaware (the “Panacea Shareholders”).  The closing of the transaction (the “Closing”) took place on June 30, 2010 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired 100% of the outstanding shares of Panacea Delaware (the “Panacea Shares”) from the Panacea Shareholders, and the Panacea Shareholders transferred and contributed 100% of the Panacea Shares to us. In exchange, we issued to the Panacea Shareholders, their designees or assigns, 74,800,000 shares (the “Exchange Shares”) representing 83.7% of the outstanding shares of our common stock issued and outstanding after the Closing (the “Share Exchange”). Pursuant to the Exchange Agreement, Panacea Delaware became our wholly-owned subsidiary.

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

Licensing Agreement

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

On November 18, 2011 we entered into an amendment to the Licensing Agreement whereby the Licensing Agreement was amended to clarify that the license granted to us is exclusive.

We hope to market and sell products through strategic partnerships with companies in different countries by entering into sublicensing agreements to sell our products.  We may enter into sublicensing agreements with one or more third parties under all or some of the related Pharmaceuticals patents.  Additionally, we hope to develop stand alone operations in certain countries including Canada.

Sublicense Agreement

On November 18, 2011, we entered into an exclusive sublicense agreement by and between Panacea Global, Inc. corporation organized under the laws of Ontario and our wholly owned subsidiary (“Panacea Canada”), Pharmaceuticals, Panacea Global, Inc., a corporation organized under the laws of the State of Delaware and our wholly subsidiary, and Panacea Laboratories, Inc., a corporation organized under the laws of Ontario (the “Sublicense Agreement.”). Pursuant to the Sublicense Agreement, we granted Panacea Laboratories the exclusive right to sublicense our license to develop, use, and market Pharmaceuticals’ HAAH based cancer diagnostic technologies throughout Canada.

Patents

Pursuant to the Licensing Agreement, we acquired a global diagnostic license (“GDL”) with rights to sublicense our technology worldwide, except for the United States of America.  The GDL allows the Company to develop, market and use licensed products related to HAAH based laboratory tests for the following two patents pending:

•	Methods of Diagnosing, Predicting Therapeutic Efficacy and Screening for New Therapeutic Agents for Leukemia – Pending

•	Methods of Diagnosing Lung Cancer – Pending

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

Palmverse failed to make the minimum purchase amounts during the Initial Term, and is therefore in default of the Agreement. We will not be terminating the Agreement, and we are providing Palmverse the opportunity to cure their default and begin to order the Cancer Testing Products.

Reverse Split

On September 6, 2011, the Board approved resolutions authorizing the Company to implement a reverse stock split of the outstanding shares of common stock at a ratio of up to one-to-thirty (the “Reverse Stock Split”).  On September 6, 2011, we also received approval for the Reverse Stock Split from our shareholders.  The Board may determine in its discretion whether to effect the Reverse Stock Split at any time, if at all, and if so at what exchange ratio up to one-to-thirty.  If the Board determines to effect a Reverse Stock Split, the Reverse Stock Split will become effective upon the filing of a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Nevada.  The exact timing of the filing of the amendment will be determined by the Board based on its evaluation as to when such action will be the most advantageous to us and our stockholders, and the Board. In addition, the Board reserves the right, notwithstanding stockholder approval and without further action by the stockholders, to elect not to proceed with the Reverse Stock Split if, at any time prior to filing the amendment, the Board, in its sole discretion, determines that it is no longer in our best interests and the best interests of our stockholders. To date our Board has not yet implemented the Reverse Stock Split.

Employees

As of March 30, 2012, we had 3 employees consisting of our Chief Executive Officer, Vice President and an administrative assistant.

ITEM 1A.	RISK FACTORS.

Not applicable since we are a smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	DESCRIPTION OF PROPERTY.

As of March 30, 2012, the Company and its subsidiary operate out of a space located at330 Highway #7 East, Suite 502, Richmond Hill, Ontario, Canada, L4B 3P8. Our telephone number is (416) 450-6414. Our internet website can be found under the domain name of http://www.panaceaglobalinc.com

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

The Company believes the Plaintiffs’ claims against it are entirely without merit.  The Company intends to vigorously defend itself against and pursue, as applicable, its legal recourses against the Plaintiffs and has retained Canadian counsel in furtherance thereof. As part of these efforts, the Company has signaled its intention to bring a motion to dismiss on the basis of lack of jurisdiction, which is currently set to proceed on August 23, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the OTC Bulletin Board, ticker symbol “PANG” The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The closing price of the common stock on March 27, 2012 was $0.30 per share. The high and low bid prices for trading of our stock for each of the quarters during 2011was as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011:
High	$-	$-	$0.43	$0.40
Low	$-	$-	$0.25	$0.025

Holders of Capital Stock

As of March 27, 2012 there were approximately 1,061 holders of record of our common stock.

Rule 144 Shares

As of the date of this annual report on Form 10-K, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

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

Securities Authorized for Issuance under Equity Compensation Plan

As of December 31, 2011, we had one compensation plan in place, entitled “Panacea Global, Inc.’s 2011 Omnibus Incentive Plan.” The Panacea Global, Inc.’s 2011 Omnibus Incentive Plan was approved by our Board on July 26, 2011.

Plan	Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at December 31, 2011	Weighted-average exercise price of outstanding options as at January 31, 2011	Number of securities remaining available for further issuance as at December 31, 2011
2011 Omnibus Incentive Plan	10,000,000	4,500,000	$0.55	5,500,000

On July 26, 2011 the Board approved the issuance of non-qualified stock options (the “Options”) to each of: Mahmood Moshiri (“Moshiri”), the Company’s Chief Executive Officer, President, Chief Medical Officer and Director, and Binnay Sethi, the Company’s Vice President and Director, for each to purchase 2,000,000 shares of the Company’s common stock.  The Options were granted pursuant to, and are subject to, the Company’s 2011 Omnibus Incentive Plan which was approved by the Board on July 26, 2011.The Options vest and become exercisable on January 26, 2012 at an exercise price of $0.55 per share and expire on July 26, 2021.

ITEM 6.	selected financial data.

Not applicable as a smaller reporting company.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section has been derived from our financial statements and should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

Panacea Global, Inc. is a corporation incorporated under the laws of Nevada. On June 30, 2010 Panacea Global, Inc. entered into a share exchange agreement with Panacea Global, Inc., a privately held Delaware corporation (“Panacea Delaware”), and the shareholders of Panacea Delaware pursuant to which we acquired all of the outstanding capital stock of Panacea Delaware from the Panacea Delaware shareholders and Panacea Delaware became our wholly owned subsidiary and our operating business.

Through Panacea Delaware, we are a company that sells early detection cancer tests through our licensing agreement with Panacea Pharmaceuticals, Inc. (“Pharmaceuticals”). More specifically, Panacea Global Inc. is a biopharmaceutical company focused on providing blood (protein), serum and tissue tests to diagnose and monitor cancer through a licensing agreement with Panacea Pharmaceuticals, Inc. The Company’s mission is to discover, develop and commercialize innovative diagnostic products. Panacea’s current product development focus is on novel proteins and biochemical pathways related to cellular regulation and cell cycle abnormalities in oncology diseases.

Panacea Pharmaceuticals, Inc. was founded in 1999 to discover, develop and commercialize innovative therapeutic and diagnostic products for cancer and diseases of the central nervous system. In-house research and development activities are performed at an 11,000 square foot facility in Gaithersburg, Maryland.

Panacea Laboratories, Inc. is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) to perform high complexity testing, and offers several cancer diagnostic tests to patients, physicians and clinical laboratories.

On March 24, 2010, Panacea Delaware entered into a licensing agreement (the “Licensing Agreement”) with Pharmaceuticals. Pursuant to the Licensing Agreement, Panacea Delaware was granted the exclusive right to develop, use, and market Pharmaceuticals’ HAAH based cancer diagnostic technologies, with rights to sublicense worldwide, except for the United States of America. Panacea Global continues to market and sell products through strategic partnerships with companies in different countries by entering into sublicensing agreements to sell our products. We anticipate that our licensing agreements, with amenable profits margins, will underpin our revenue for the 2012 year.

On November 18, 2011 we entered into an amendment to the Licensing Agreement whereby the Licensing Agreement was amended to clarify that the license granted to us is exclusive.

On June 2, 2011, we filed a Certificate of Amendment to our Articles of Incorporation with the State of Nevada changing the Company’s name to Panacea Global, Inc.

As of December 31, 2011, we are in the development stage and have limited working capital, have not earned any revenues from operations and have accumulated a deficit.

Exclusive Master Purchase Agreement with Palmverse Limited (Belarus)

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

Palmverse failed to make the minimum purchase amounts during the Initial Term, and is therefore in default of the Agreement. We will not be terminating the Agreement, and we are providing Palmverse the opportunity to cure their default and begin to order the Cancer Testing Products.

Exclusive Sublicense Agreement with Panacea Laboratories (Canada)

On November 18, 2011, we entered into an exclusive sublicense agreement by and between Panacea Global, Inc., a corporation organized under the laws of Ontario and our wholly owned subsidiary (“Panacea Canada”), Pharmaceuticals, Panacea Global, Inc., a corporation organized under the laws of the State of Delaware and our wholly subsidiary, and Panacea Laboratories, Inc., a corporation organized under the laws of Ontario (the “Sublicense Agreement”). Pursuant to the Sublicense Agreement, we granted Panacea Laboratories the exclusive right to sublicense our license to develop, use, and market Pharmaceuticals’ HAAH based cancer diagnostic technologies throughout Canada.

2012 Objectives

Our primary goal is to attempt to sell our diagnostic screening products for the early detection of pre-cancer and cancer. Our HAAH-based early cancer detection blood testing services can be used to assist physicians in detecting the following types of cancer: Breast Cancer, Colorectal Cancer, Lung Cancer, Prostate Cancer, Chronic and Acute Myelogenous Leukemia (AML & CML)

Panacea Global will provide blood and serum tests to diagnose and monitor cancer. Our strategic roadmap to achieve this goal includes the utilization of the following key tests:

1.	BC Detect® - An in vitro serum test to help to detect and identify recurrence of breast cancer
2.	CC Detect® - An in vitro serum test to help to detect and identify recurrence of colorectal cancer
3.	LC Detect® - An in vitro serum test to help to detect and identify recurrence of lung cancer
4.	PC Detect® - An in vitro serum test to help to detect and identify recurrence of prostate cancer
5.	TK Sense® - A RT-PCR (gene expression) test that predicts the response of patients with chronic Myelogenous leukemia (CML) to the drug imatinib.

2012 Priorities

In 2012 we will devote significant time and resources on our two-fold growth strategy which is both an international and domestic strategy.

International Growth Strategy:

Our international growth strategy consists of marketing and selling its products through strategic partnerships with companies around the world. This is accomplished by our entering into sublicensing agreements with various companies, giving those companies the rights to sell diagnostic tests relevant to our patents. In return, we will receive an upfront fee and royalty streams from the strategic partners. Specifically, we are endeavoring to create strategic partnerships with companies in Canada, Belarus, Near East Region, India, China, Korea, Ireland, Romania, and Japan, as well as Europe, Africa and the Middle East. In order to be considered, strategic partners must demonstrate relevant expertise and a proven track record. We hope to develop strategic partnerships with approximately ten partners in at least ten countries per year.

Canadian Growth Strategy:

In conjunction with their international growth strategy, our Canadian growth strategy will focus on developing the Canadian market as a stand-alone operation (Panacea Laboratories Inc.). This will be accomplished through obtaining approval and subsequently distributing the product. We expect Canadian revenues to be generated by the end of 2012. Clinical diagnostic testing laboratories will initially be established in Toronto and subsequently in other provinces.

Updated Valuation Analysis of Global Diagnostic License

As of December 31, 2011, we requested that an updated valuation analysis regarding our Global Diagnostic License (the “License”) be performed to subsequently replace the dated December 31, 2007, and filed with our Current Report on Form 8-K with the Securities and Exchange Commission on June 30, 2010. Reznick Group performed a valuation analysis to estimate the fair value of our License as of December 31, 2011 (the “Valuation Date”).

According to the License Agreement, Panacea Pharmaceuticals granted us the global right (excluding the United States and its territories and protectorates) with respect to the development, use, and marketing of the technology, method, process, patent rights, and know-how related to the cancer testing products. Based on the update valuation analysis, the fair market value of the License was determined to be $55.8 million as of the Valuation Date.

Financial Overview

Revenue

We expect product royalty fees and license fees to underpin our gross revenue for the full year 2012 as opposed to the amounts recorded in 2011. We hope to recognize these revenue streams from our agreements with Palmverse and Panacea Canada, as well as other potential customers we hope to enter into agreements with during 2012. However, to date Palmverse has not purchased any of our products, in violation of our agreement, and there is no guarantee that we will succeed in entering into any additional agreements.

Results of Operations

Comparison of the years ended December 31, 2011 and 2010

As of December 31, 2011, the Company has begun limited business operations in connection with the Licensing Agreement. However, we have not had any revenues during the year ended December 31, 2011 or during the period from February 5, 2010 (inception) to December 31, 2011.

Total expenses for the year ended December 31, 2011 were $1,983,656, as compared to total expenses of $105,702 for the year ended December 31, 2010. The increase in total expenses during fiscal 2011 was primarily attributable to an increase in stock based compensation of $1,124,367 in connection with the Options granted to our executive officers in fiscal 2011. In addition, general expenses of $423,514 for the year ended December 31, 2011, and salary and benefit expenses of $216,633 for the year ended December 31, 2011, were not present during the fiscal year ended December 31, 2010 or the period from February 5, 2010 (inception) to December 31, 2010. Since inception, the Company has incurred total expenses of $2,089,358.

The Company recorded a net loss of $2,067,896 for the year ended December 31, 2011. We recorded a net loss of $105,702 for the period from February 5, 2010 (inception) to December 31, 2010. Since inception, the Company has incurred a net loss of $2,173,598.

Liquidity and Capital Resources

At December 31, 2011 the Company had $328,662 cash in hand and $51,345,464 in assets comprised of the $50,000,000 License Agreement, an investment in Panacea Laboratories, Inc. of $915,760, capital assets totaling $49,624 and prepaid expenses and deposits of $51,418. Based on our current capital needs, we expect that our current funds will fund our operations for up to approximately four to six months. The License Agreement allows us to develop market and use licensed products related to HAAH based laboratory tests. Comparatively, at December 31, 2010, we had no cash and $50,000,000 in License Agreement.

At December 31, 2011 we had liabilities of $3,559,042 comprised of a balance due to related party of $649,609, the license fee payable of $1,762,500, deferred revenues from Panacea Laboratories, Inc. of $1,000,000, and accounts payable and accrued liabilities totaling $146,933. Comparatively at December 31, 2010, we had $2,566,402 in liabilities comprised of the license fee payable of $2,500,000 and accounts payable and accrued liabilities totaling $66,402.

Net cash used in operating activities during the year ended December 31, 2011 was $648,527. Net cash used in investing activities during the year ended December 31, 2011 was $968,773 due to the Company’s investment in Panacea Laboratories, Inc. and purchases of capital assets. Net cash provided by financing activities during the year ended December 31, 2011 was $1,949,609 due to the sale of shares of our common stock and advances from a related party. There were no net cash inflows or outflows from operating, investing and/or financing activities during the period from February 5, 2010 (inception) to December 31, 2010.

As there were no revenues from operating activities as of December 31, 2011, we must rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that we will need to rely upon new capital contributions to pay our liabilities.

General and Administrative Expenses

General and administrative expenses increased to $423,514 for the year ended December 31, 2011, compared to nil for the period from February 5, 2010 (inception) to December 31, 2010. This increase in general and administrative expenses includes increases of $131,611 in consulting fees, and $291,903 in office related expenses.

Professional Fees and Marketing Expenses

Professional Fees and marketing expenses increased to $205,427 for the year ended December 31, 2011 from $66,402 for the period from February 5, 2010 (inception) to December 31, 2010. This increase was primarily due to the increase in the cost of professional services.

Interest Income

There was no interest income for the year ended December 31, 2011.

Interest Expense

There was no interest expense for the year ended December 31, 2011.

Other Income

The Company had a loss on its investment in Panacea Laboratories, Inc. of $84,240 for the year ended December 31, 2011 compared to nil for the period from February 5, 2010 (inception) to December 31, 2010. Panacea Laboratories, Inc. is still in development and the Company’s loss on investment represents its share of consulting, legal, accounting and other expenses incurred by Panacea Laboratories, Inc.

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

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to December 31, 2011 total $2,173,598. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets , long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company continues to evaluate the Global Diagnostic License for events or changes in circumstances that would be indicative of impairment however no such indication has developed since it was acquired on March 24, 2010.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the Form 10-K has been made known to them.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain material weaknesses in our internal control over financial reporting as of December 31, 2011:

●	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Because of the material weaknesses above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

ITEM 9B.	other information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of March 30, 2012 the name and age of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his successors has been elected and qualified.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2011.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics applicable to our Directors, Officers and Management.

Directors and Committees

As of December 31, 2011, the Company has only two directors and, as such, has no nominating, audit or other committees of its board of directors. The two directors of the Company would qualify as an “audit committee financial expert.”

As of December 31, 2010 the Company has two non-independent directors as disclosed above. Currently, the board and management are searching for qualified independent board of director members.

ITEM 11.	Executive Compensation.

Name and Position	Year	Salary	Bonus	Stock Compensation		All Other Compensation	Total
Mahmood Moshiri (Chief Executive Officer, President, Chief Medical Officer and Director)	2010	$-	-	-		-	$-
	2011	$56,881	-	$499,719	(1)	-	$556,600

Binnay Sethi (Vice President, Chief Financial Officer and Director)	2010	$-	-	-		-	$-
	2011	$50,032	-	$499,719	(1)	-	$549,751

(1)	Includes stock options issued on July 26, 2011 to purchase 2,000,000 shares of our common stock at an exercise price of $0.55.

Compensation of Directors

Other than our officers who serve as directors and whose compensation is detailed above, no compensation was paid to our directors in 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2011.

	Option Awards					Stock Awards

Equity
Incentive
Plan
Awards :
								Equity	Market or
			Equity					Incentive	Payout
			Incentive					Plan	Value
			Plan					Awards :	of
			Awards:				Market	Number of	Unearned
	Number of	Number of	Number of			Number of	Value	Unearned	Shares,
	Securities	Securities	Securities			Shares or	of Shares	Shares, Units	Units
	Underlying	Underlying	Underlying			Units of	or Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock that	Stock	Rights that	Rights that
	Options	Options	Unearned	Exercise	Expiration	Have Not	that Have	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Not Vested	Vested	Vested
Mahmood Moshiri	2,000,000	-	-	$0.55	7/26/2021	-	-	-	-
Binnay Sethi	2,000,000	-	-	$0.55	7/26/2021	-	-	-	-

On July 26, 2011 the Board approved the issuance of non-qualified stock options (the “Options”) to each of: Mahmood Moshiri (“Moshiri”), the Company’s Chief Executive Officer, President, Chief Medical Officer and Director, and Binnay Sethi (“Sethi,” and together with Moshiri, the “Optionees”), the Company’s Vice President and Director, for each to purchase 2,000,000 shares of the Company’s common stock.  The Options were granted pursuant to, and are subject to, the Company’s 2011 Omnibus Incentive Plan which was approved by the Board on July 26, 2011.The Options vest and become exercisable on January 26, 2012 at an exercise price of $0.55 per share and expire on July 26, 2021.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 30, 2012, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Bowen Financial Advisory Group(3) STE 205 A- Saffrey Square, P.O. Box N 9934 Nassau	8,100,000	8.61%
Majid Haditaghi 47 Ardmore Crescent, Richmond Hill, Ontario Canada L4B-3P6	8,200,000	8.72%
Marciafor Holdings, Inc.(4) STE 205 A- Saffrey Square, P.O. Box N 9934 Nassau	8,000,000	8.50%
Moshiri Mahmood (2) 330 Highway #7 East, Suite 502Richmond Hill, Ontario Canada L4B 3P8	16,800,000	17.86%
Masoud Ataei Nia P.O.Box 117839 Dubai, UAE	6,400,000	6.80%
Panacea Pharmaceuticals Inc.(5) 209 Perry Parkway, STE 13 Gaithersburg, MD 20877-2143	35,500,000	37.74%
Binnay Sethi (2) 61 Bowan Court Toronto, Ontario Canada M2K 3A7	3,000,000	3.19%
All Executive Officers and Directors as a group (2 persons)	19,800,000 (2)	21.05%

(1)	As of March 27, 2012 we have 94,063,586 common shares issued and outstanding
(2)	Includes stock options issued on July 26, 2011 to purchase 2,000,000 shares of our common stock at an exercise price of $0.55.
(3)	We are unaware of who the natural person with voting and investment control over these shares.
(4)	We are unaware of who the natural person with voting and investment control over these shares.
(5)	Hossein A. Ghanbari is the natural person with voting and investment control over these shares.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

None.

ITEM 14.	Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, EFP Rotenberg, LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2011	2010
Audit Fees	$16,400	$11,750
Audit Related Fees	2,690	0
Tax Fees	0	0
All Other Fees	0	0

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

10.1	Licensing Agreement by and between Panacea Global Inc., and Panacea Pharmaceuticals, Inc. (2)

10.2*	Amendment to Licensing Agreement by and between Panacea Global Inc., and Panacea Pharmaceuticals, Inc.

31.1*	Certification of Mahmood Moshiri pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on October 21, 1998.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.
*	Filed or furnished herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACEA GLOBAL, INC.

By:	/s/ Mahmood Moshiri
Chief Executive Officer, President, Interim Chief Financial Officer and Director

Dated: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mahmood Moshiri	Chief Executive Officer, President	March 30, 2012
Mahmood Moshiri	Interim Chief Financial Officer and Director

/s/ Binnay Sethi	Vice President and Director	March 30, 2012
Binnay Sethi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Panacea Global, Inc.

We have audited the accompanying consolidated balance sheets of Panacea Global, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (February 5, 2010) through December 31, 2011. Panacea Global, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panacea Global, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (February 5, 2010) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

March 30, 2012

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
	As at	As at
	Saturday, December 31, 2011	Friday, December 31, 2010

Assets
Current
Cash	$328,662	$-
Prepaid expenses and deposits	51,418	-
Total Current Assets	380,080	-
Investment (Note 5)	915,760	-
Capital assets (Note 9)	49,624	-
Global diagnostic license (Note 6)	50,000,000	50,000,000
Total Non-Current Assets	50,965,384	50,000,000
Total Assets	$51,345,464	$50,000,000

Liabilities
Accounts payable and accrued liabilities	$146,933	$66,402
Due to related party (Note 11)	649,609	-
Deferred revenue (Note 5)	1,000,000	-
License fee payable (Note 5)	1,762,500	2,500,000
Total Liabilities	3,559,042	2,566,402

Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized,	-	-
none issued (Note 7)
Capital stock, $0.001 par value; 300,000,000 shares authorized;	94,064	89,364
94,063,586 issued and outstanding (December 31, 2010 – 89,363,586)
(Note 7)
Additional paid in capital	49,869,603	47,449,936
Subscription received in advance (Note 7)	-	-
Deficit accumulated during the development stage	(2,173,598)	(105,702)
Accumulated other comprehensive income (loss)	(3,647)	-
Total Stockholders' Equity	47,786,422	47,433,598
Total Liabilities and Equity	$51,345,464	$50,000,000

The accompanying notes are an integral part of these financial statements

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
	For the Year Ended December 31, 2011	For the Period Ended February 5, 2010 (inception) to December 31, 2010	For the Period Ended February 5, 2010 (inception) to December 31, 2011

Revenue	$-	$-	$-
Expenses
Professional fees	205,427	66,402	271,829
Cost of reorganization	-	39,300	39,300
Filing fees	10,326	-	10,326
Office and general	423,514	-	423,514
Depreciation	3,389	-	3,389
Stock based compensation (Note 10)	1,124,367	-	1,124,367
Salaries and benefits	216,633	-	216,633
Total expenses	1,983,656	105,702	2,089,358
Loss on investment (Note 5)	(84,240)	-	(84,240)
Net loss	$(2,067,896)	$(105,702)	$(2,173,598)

Foreign currency adjustment	(3,647)	-	(3,647)
Comprehensive loss	$(2,071,543)	$(105,702)	$(2,177,245)

Net loss per share - basic and diluted	(0.02)	(0.00)	(0.03)
Weighted number of shares outstanding - basic and diluted	93,411,257	64,960,303	79,715,120

The accompanying notes are an integral part of these financial statements

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

				Other	Accumulated Deficit	Total
	Common	Stock	Additional Paid	Comprehensive	During the	Stockholders'
	Shares	Amount	in Capital	Income(Loss)	Development Stage	Equity
Balance, February 5, 2010 (inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for services	39,300,000	39,300	-	-	-	39,300
Issuance of common stock for license	35,500,000	35,500	47,464,500	-	-	47,500,000
Reverse merger with MoneyLogix	14,563,586	14,564	(14,564)	-	-	-
Net loss	-	-	-	-	(105,702)	(105,702)
Balance, December 31, 2010	89,363,586	$89,364	$47,449,936	$-	$(105,702)	$47,433,598

Issuance of common stock for cash	4,700,000	4,700	1,295,300	-	-	1,300,000
Foreign currency exchange adjustment	-	-	-	(3,647)	-	(3,647)
Stock based compensation	-	-	1,124,367	-		1,124,367
Net loss	-	-	-	-	(2,067,896)	(2,067,896)
Balance, December 31, 2011	94,063,586	$94,064	$49,869,603	$(3,647)	$(2,173,598)	$47,786,422

The accompanying notes are an integral part of these financial statements

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
	For the Year Ended January 1, 2011 to December 31, 2011	For the Period Ended February 5, 2010 (inception) to December 31, 2010	For the Period Ended February 5, 2010 (inception) to December 31, 2011

Cash Flows from Operating Activities
Net loss	(2,067,896)	(105,702)	(2,173,598)
Add: Non-cash items -
Depreciation	3,389	-	3,389
Stock based compensation	1,124,367	-	1,124,367
	(940,140)	(105,702)	(1,045,842)
Adjustments to reconcile net loss cash used in operating activities:
Stock issued for services	-	39,300	39,300
Prepaid expenses and deposits	(51,418)	-	(51,418)
Accounts payable and accrued liabilities	80,531	66,402	146,933
Deferred revenue	1,000,000	-	1,000,000
License fee payable (Note 5)	(737,500)	-	(737,500)
Net cash used in operating activities	(648,527)	-	(648,527)

Cash Flows from Investing Activities
Investment (Note 5)	(1,000,000)	-	(1,000,000)
Loss on Investment (Note 5)	84,240	-	84,240
Purchases of capital assets	(53,013)	-	(53,013)
Net cash used in investing activities	(968,773)	-	(968,773)

Cash flows from Financing Activities	-
Issuance of common stock	1,300,000	-	1,300,000
Advance from related party	649,609	-	649,609
Net cash provided by financing activities	1,949,609	-	1,949,609

Effect of exchange rate on cash	(3,647)	-	(3,647)

Net change in cash	328,662	-	328,662
Cash, beginning of period	-	-	-
Cash, end of period	$328,662	$-	$328,662

The accompanying notes are an integral part of these financial statements

PANACEA GLOBAL, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated net losses from inception to December 31, 2011 totaled $2,173,598. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

DECEMBER 31, 2011

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of the Company’s international subsidiary have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency transaction gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income (Loss), was ($3,647) for the year ended December 31, 2011. For the period from inception (February 5, 2010) through December 31, 2010 there was no foreign currency translation adjustment recorded due to the limited nature of operations during this period.

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

Financial Instruments

In accordance with ASC 825-10-50, Defining Fair Value Measurement, the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011, the carrying value of accrued liabilities, and license fee payable approximate their fair value because of the short-term maturity of these instruments.

PANACEA GLOBAL, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on December 31, 2011 and noted no impairment.

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

	Method	Rate
Computer equipment	declining balance	30%
Leasehold improvements	declining balance	20%

 In the year of acquisition, depreciation is taken as assets are available for use.

PANACEA GLOBAL, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Investment in Equity Intstruments

The Company has accounted for its investment in equity and debt securities using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Company recognizes the investment in stock of an investee as as asset. The asset is recorded initially at cost in accordance with the guidance in FASB ASC 805-50-30. Subsequent to the initial recording the Company will recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements. The Company adjusts the carrying value of the investment for its share of the earnings or losses of the investee after the date of investment and shall report the recognized earnings or losses in the statement of operations.

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

License Agreement

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

On March 24, 2010, the license agreement date, management re-evaluated the assumptions used in the original valuation conducted by a third party valuation firm and updated the projection based on current circumstance and the Company’s business plan. As at December 31, 2011, the Company engaged a third party professional valuation firm to review the license agreement and determine an appropriate representation of fair value of the intangible asset. The valuation report, which considered current conditions of the Company and industry as well as projections of future performance based on management’s judgment of the likelihood of future outcomes. Results of the valuation report indicated that the intangible asset was not impaired as of December 31, 2011.

As at December 31, 2011 the Company has made license fee payments to Pharmaceuticals of $737,500.

PANACEA GLOBAL, INC. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011

5.	GLOBAL DIAGNOSTIC LICENSE (continued)

Sublicense Agreement

On November 18, 2011, the Company entered into a sublicense agreement with Panacea Laboratories, Inc. (“Laboratories”) to sublicense the rights to develop, market and use licensed products related to HAAH based laboratory tests in Canada.

In consideration for the rights received under the sublicense agreement, Laboratories provided the Company with 40,000,000 shares of its common stock and will pay the Company a sublicense fee of $960,000, due within 3 years. The fair value of the aggregate consideration paid and therefore the initial cost of the investment equated to $1,000,000, which was recognized as the initial asset balance of the investment. Further, Laboratories must purchase all conforming reagents from the Company at a cost of $20 per test or 10% of the sale price of the individual test with a minimum $8.00 test price.

Sublicensing revenues of $1,000,000 has been recorded in deferred revenues as at December 31, 2011 and will be taken into revenues once Laboratories commences operations. Upon the recognition of revenue, the Company will recognize it’s liability to reimburse Panacea Pharmaceuticals 25% of all sublicensing revenue as disclosed above in under the terms of the license agreement.

Based on the accounting uidance of FASB ASC 323, the Company’s investment in Laboratories was subsequently decreased due to the Company’s share of the investors losses experience in operations for the year ended December 31, 2011. The Company’s investment of 40,000,000 common shares represents a 50% ownership interest in Laboratories. Laboratories intends to raise capital in the next year through issuing additional shares and the Company’s ownership interest in the Company is expected to decline next year. The Company has significant influence over Laboratories but does not have the level of control that would require consolidation and has thus accounted for its investment in Laboratories using the equity method. During the year ended December 31, 2011, Laboratories incurred consulting, legal and other expenses of $168,480 ($84,240 at the Company’s 50% ownership level) resulting in an ending investment value at December 31, 2011 of $915,760.

6.	INTANGIBLE ASSET

The Company’s intangible asset consists of the GDL, as described in Note 5, which contains certain issued and pending patent rights. Upon commencement of licensed services to customers, amortization will be taken over the estimated useful life of the respective patent rights, which vary and are determined on a country-by-country basis.

	As at February 5, 2010 (inception)	Acquired	Accumulated Amortization	As at December 31, 2010	Accumulated Amortization	As at December 31, 2011
Global Diagnostic License	-	$ 50,000,000	-	$50,000,000	-	$ 50,000,000

As at December 31, 2011, the Company has not commenced any services relating to GDL, and as a result, no amortization has been recorded.

PANACEA GLOBAL, INC. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011

7.	CAPITAL STOCK

a) Authorized

100,000 Class A Preferred shares with a par value of $0.001. There were no shares issued and outstanding at December 31, 2011.

300,000,000 Common shares of $0.001 par value.

b) Issued

 94,063,586 Common Shares

Monetary Transactions

Units issued under Subscription Agreements entered into between January 1, 2011 and April 15, 2011 include (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of the Company’s common stock at an initial exercise price of $0.25 per share.

On February 16, 2011, 2,000,000 units were issued by the Company for $0.25 per unit generating $500,000 in equity financing.

On February 25,, 2011, an agreement was entered into in which 100,000 units were issued by the Company for $0.25 per unit generating $25,000 in equity financing. Actual issuance of these units occurred on September 2, 2011.

On April 10, 2011, 2,000,000 units were issued by the Company for $0.25 per unit generating $500,000 in equity financing.

On April 15, 2011, 600,000 units were issued by the Company for $0.25 per unit generating $150,000 in equity financing. Subsequently, 500,000 of these units have been rescinded for $125,000.

On April 16, 2011, 500,000 shares were issued by the Company for $0.50 per share generating $250,000 in equity financing.

During the year- ended December 31, 2011, the Company issued 4,700,000 common shares and received $1,300,000 in connection with the above subscriptions received in advance.

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

7.	PANACEA GLOBAL, INC. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 CAPITAL STOCK (continued)

Non Monetary Transactions (continued)

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

The following table provides consolidated information on the Company’s warrants for the year ended December 31, 2011. Each warrant provides the warrant holder the option to purchase one share.

	Number of Warrants	Exercise Price	Exercisable Date	Expiry Date
Warrants outstanding at December 31, 2010	-	-	-	-
Granted	2,000,000	$0.25	Anytime	February 16, 2013
Granted	100,000	$0.25	Anytime	February 25, 2013
Granted	2,000,000	$0.25	Anytime	April 10, 2013
Granted	100,000	$0.25	Anytime	April 15, 2013
Exercised	-	-	-	-
Forfeited or lapsed	-	-	-	-
Warrants outstanding at December 31, 2011	4,200,000	$0.25	Anytime	None

8.	INCOME TAXES

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

As of December 31, 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state.

PANACEA GLOBAL, INC. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011

9. CAPITAL ASSETS

	Cost	Accumulated Depreciation	December 31, 2011 Net Book Value	December 31, 2010 Net Book Value
Computer equipment	2,000	297	1,703	-
Leasehold improvements	51,013	3,092	47,291	-
	53,013	3,389	49,624	-

During the year, the Company began acquiring and using capital assets which were depreciated accordingly.

10.	EQUITY COMPENSATION

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

The compensation expense that has been recognized for options granted was $1,124,367 for the nine months ended December 31, 2011. For stock options issued as non-qualified stock options, a tax deduction is not allowed until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax assets to zero. As a result, for the year ended December 31, 2011, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

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

10.	PANACEA GLOBAL, INC. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 EQUITY COMPENSATION (continued)

The following awards have been granted under the Plan during 2011:

On July 26, 2011, the Company issued 4,500,000 stock options to two of its directors, and one employee, vesting immediately upon grant. These options are exercisable at a price of $0.55 per share, expiring ten years from vest date and are valued at $1,124,367 (approximately $0.2499 per option) utilizing the Black-Scholes-Merton option pricing model, with $1,124,367 recorded as compensation expense in 2011.

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

The following table provides consolidated summary information on the Company’s equity compensation plans for the year ended December 31, 2011.

		2011
		Weighted Average
	Number of Options	Exercise Price	Fair Value Per Option	Remaining Life (years)
Options outstanding at December 31, 2010	-	-	-	-
Granted	4,500,000	0.55	0.25	10
Exercised	-	-	-	-
Forfeited or lapsed	-	-	-	-
Options outstanding at December 31, 2011	4,500,000	0.55	0.25	10

As of December 31, 2011, there were no unrecognized compensation related to non-vested options.

11.	RELATED PARTY TRANSACTIONS

Throughout the year, the company received payments from related parties to fund cash shortages. Amounts due to related parties are due to a company controlled by a shareholder of the Company.

