Form 10-Q
period 2012-03-31
Panacea Global, Inc.
filed 2012-05-15
CIK 1024048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

There were 96,063,586  shares of the Registrant’s Common Stock outstanding at May 10, 2012.

PANACEA GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2012

2

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

3

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements.

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

4

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Balance Sheets
(Expressed in US Dollars)

	As at	As at
	March 31, 2012	December 31, 2011

Assets
Current
Cash	$177,545	$328,662
Other assets	51,657	51,418
Total Current Assets	229,202	380,080
Investment (Note 5)	891,242	915,760
Property and equipment (Note 9)	86,216	49,624
Intangible asset (Note 6)	50,000,000	50,000,000
Total Non-Current Assets	50,977,458	50,965,384
Total Assets	$51,206,660	$51,345,464

Liabilities
Accounts payable and accrued liabilities	$263,858	$146,933
Due to related parties (Note 11)	879,514	649,609
Deferred revenue	1,000,000	1,000,000
License fee payable (Note 5)	1,662,500	1,762,500
Total Liabilities	3,805,872	3,559,042

Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized, none issued (Note 7)	-	-
Capital stock, $0.001 par value; 300,000,000 shares authorized; 94,063,586 issued and outstanding (December 31, 2011 – 94,063,586) (Note 7)	94,064	94,064
Additional paid in capital	49,869,603	49,869,603
Deficit accumulated during the development stage	(2,560,383)	(2,173,598)
Accumulated other comprehensive income (loss)	(2,496)	(3,647)
Total Stockholders' Equity	47,400,788	47,786,422
Total Liabilities and Equity	$51,206,660	$51,345,464

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(Expressed in US Dollars)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Period Ended February 5, 2010 (inception) to March 31, 2012

Revenue	$-	$-	$-
Expenses
Professional fees	118,009	41,496	389,838
Cost of reorganization	-	-	39,300
Filing fees	5,234	5,051	15,560
Office and general	177,263	1,308	600,777
Depreciation	3,507	-	6,896
Stock based compensation (Note 10)	-	-	1,124,367
Salaries and benefits	11,653	66,925	228,286
Total expenses	315,666	114,780	2,405,024
Loss on investment (Note 5)	(24,518)	-	(108,758)
Net loss before tax	(340,184)	(114,780)	(2,513,782)
Tax expense	(46,601)	-	(46,601)
Net loss	(386,785)	(114,780)	(2,560,383)

Foreign currency adjustment	1,151	-	(2,496)
Comprehensive Loss	$(385,634)	$(114,780)	$(2,562,879)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.03)
Weighted number of shares outstanding - basic and diluted	94,063,586	90,341,364	81,427,428

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

				Other	Accumulated Deficit	Total
	Common		Additional Paid	Comprehensive	During the	Stockholders'
	Shares	Amount	in Capital	Income(Loss)	Development Stage	Equity
Balance, February 5, 2010 (inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for cash	4,700,000	4,700	1,295,300	-	-	1,300,000
Issuance of common stock for services	39,300,000	39,300	-	-	-	39,300
Issuance of common stock for license	35,500,000	35,500	47,464,500	-	-	47,500,000
Reverse merger with MoneyLogix	14,563,586	14,564	(14,564)	-	-	-
Foreign currency exchange adjustment	-	-	-	(3,647)	-	(3,647)
Stock based compensation	-	-	1,124,367	-	-	1,124,367
Net loss	-	-	-	-	(2,173,598)	(2,173,598)

Balance, December 31, 2011	94,063,586	$94,064	$49,869,603	$(3,647)	$(2,173,598)	$47,786,422

Foreign currency exchange adjustment	-	-	-	1,151	-	1,151
Net loss	-	-	-	-	(386,785)	(386,785)
Balance, March 31, 2012	94,063,586	$94,064	$49,869,603	$(2,496)	$(2,560,383)	$47,400,788

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Interim Condensed Consolidated Statements of Cash Flow
(Expressed in US Dollars)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Period Ended February 5, 2010 (inception) to March 31, 2012

Cash Flows from Operating Activities
Net loss	$(386,785)	$(114,780)	$(2,560,383)
Add: Non-cash items -
Loss on Investment (Note 5)	24,518	-	108,758
Depreciation	3,507	-	6,896
Stock based compensation	-	-	1,124,367
	(358,760)	(114,780)	(1,320,362)
Adjustments to reconcile net loss cash used in operating activities:
Stock issued for services	-	-	39,300
Other assets	(239)	-	(51,657)
Accounts payable and accrued liabilities	116,925	(27,408)	263,858
Deferred revenue	-	-	1,000,000
License fee payable	(100,000)	(243,880)	(837,500)
Net cash used in operating activities	(342,074)	(386,068)	(906,361)

Cash Flows from Investing Activities
Investment (Note 5)	-	-	(1,000,000)
Purchases of property and equipment	(40,099)	-	(93,112)
Net cash used in investing activities	(40,099)	-	(1,093,112)

Cash flows from Financing Activities	-	-
Issuance of common stock	-	500,000	1,300,000
Due to related parties	229,905	-	879,514
Net cash provided by financing activities	229,905	500,000	2,179,514

Effect of exchange rate on cash	1,151	-	(2,496)

Net change in cash	(151,117)	113,932	177,545
Cash, beginning of period	328,662	-	-
Cash, end of period	$177,545	$113,932	$177,545

Interest paid	-	-	-
Taxes paid	-	-	-

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

PANACEA GLOBAL, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Expressed in US Dollars)

March 31, 2012

1.	NATURE OF OPERATIONS AND ORGANIZATION

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

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standard Codification (“ASC”) 915 Accounting and Reporting by Development Stage Enterprises. Among the disclosures required by ASC 915 are that the Company's consolidated financial statements be identified as those of a development stage company, and that the consolidated statements of operations, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

3.	GOING CONCERN

These condensed interim consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated net losses from inception to March 31, 2012 totaled $2,560,383. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. There is no assurance that the company will be able to obtain such financing.

The condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PANACEA GLOBAL, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Expressed in US Dollars)

March 31, 2012

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Presented below are those policies considered particularly significant:

Basis of Consolidation and Presentation

The accompanying condensed interim consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Panacea (a Delaware incorporated Company) and Panacea Global Inc. (a Canadian incorporated Company).  All inter-company transactions and balances have been eliminated upon consolidation.

The condensed interim consolidated financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed interim consolidated financial statements should be read in conjunction with the Company’s 2011 year end annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K.

The accompanying unaudited condensed interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The functional currency of the Company is Canadian dollars. The functional currency of the Company’s subsidiaries is United States dollars. The financial statements of the Company have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency transaction gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Income (Loss), was $1,151 for the three months ended March 31, 2012. For the period from inception (February 5, 2010) through March 31, 2012, ($2,496) of foreign currency translation adjustment was included in Accumulated Other Comprehensive Income (Loss).

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

PANACEA GLOBAL, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Expressed in US Dollars)

March 31, 2012

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

In accordance with ASC 825-10-50, Defining Fair Value Measurement, the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2012, the carrying value of accounts payable and accrued liabilities, due to related parties and license fee payable approximate their fair value because of the short-term maturity of these instruments.  The fair value of the investment is not readily determinable.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on December 31, 2011. As at March 31, 2012, management is of the opinion that there has been no change to those circumstances.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The accounting estimates that require management’s most significant judgments are the valuation of the intangible asset and measurement of accrued liabilities.

PANACEA GLOBAL, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Expressed in US Dollars)

March 31, 2012

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are initially recorded at cost. Depreciation is provided using the declining balance method at rates intended to amortize the cost of assets over their estimated useful lives.

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

Investment in Equity Intstruments

The Company has accounted for its investment in equity and debt securities using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Company recognizes the investment in stock of an investee as an asset. The asset is recorded initially at cost in accordance with the guidance in FASB ASC 805-50-30. Subsequent to the initial recording the Company will recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements. The Company adjusts the carrying value of the investment for its share of the earnings or losses of the investee after the date of investment and shall report the recognized earnings or losses in the statement of operations.

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

PANACEA GLOBAL, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Expressed in US Dollars)

March 31, 2012

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

Management obtained valuation of the license conducted by third party professional valuation services. According to the valuation, the fair value of the license was about $74 million on December 31, 2007. On March 24, 2010, the license agreement date, management re-evaluated the assumptions used in the original valuation conducted by a third party valuation firm and updated the projection based on current circumstance and the Company’s business plan. As at December 31, 2011, the Company engaged a third party professional valuation firm to review the license agreement and determine an appropriate representation of fair value of the intangible asset. The valuation report considered current conditions of the Company and industry as well as projections of future performance based on management’s judgment of the likelihood of future outcomes. Results of the valuation report indicated that the intangible asset was not impaired as of December 31, 2011. As at March 31, 2012, management is of the opinion that there has been no change to those circumstances.

As at March 31, 2012, the Company has made license fee payments to Pharmaceuticals of $837,500 (3 months ended March 31, 2011 - $100,000), which has reduced the Company’s license fee payable.

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

Sublicensing revenues of $1,000,000 has been recorded in deferred revenues as at December 31, 2011 and will be taken into revenues once Laboratories commences operations. Upon the recognition of revenue, the Company will recognize its liability to reimburse Panacea Pharmaceuticals 25% of all sublicensing revenue as disclosed above in under the terms of the license agreement.

PANACEA GLOBAL, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Expressed in US Dollars)

March 31, 2012

5.	GLOBAL DIAGNOSTIC LICENSE (continued)

Based on the accounting guidance of FASB ASC 323, the Company’s investment in Laboratories was subsequently decreased due to the Company’s share of the investors losses experience in operations. The Company’s investment of 40,000,000 common shares represents a 50% ownership interest in Laboratories. Laboratories intends to raise capital in the current year through issuing additional shares and the Company’s ownership interest in the Company is expected to decline. The Company has significant influence over Laboratories but does not have the level of control that would require consolidation and has thus accounted for its investment in Laboratories using the equity method.

Investment in Laboratories

November 18, 2011 (initial value)	$1,000,000
2011 allocation	(84,240)

December 31, 2011	915,760

2012 allocation	(24,518)
Total	$891,242

During the three months ended March 31, 2012, Laboratories incurred consulting, legal and other expenses of $49,036 ($24,518 at the Company’s 50% ownership level) resulting in a decrease to the investment value at March 31, 2012.

6.	INTANGIBLE ASSET

The Company’s intangible asset consists of the GDL, as described in Note 5, which contains certain issued and pending patent rights. Upon commencement of licensed services to customers, amortization will be taken over the estimated useful life of the respective patent rights, which vary and are determined on a country-by-country basis.

	As at February 5, 2010 (inception)	Acquired	Accumulated Amortization	As at December 31, 2011	Accumulated Amortization	As at March 31, 2012
Global Diagnostic License	-	$50,000,000	-	$50,000,000	-	$50,000,000

As at March 31, 2012, the Company has not commenced any services relating to GDL, and as a result, no amortization has been recorded.

7.	CAPITAL STOCK

a) Authorized

100,000 Class A Preferred shares with a par value of $0.001. There were no shares issued and outstanding at December 31, 2011.

300,000,000 Common shares of $0.001 par value.

b) Issued

94,063,586 Common Shares

PANACEA GLOBAL, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Expressed in US Dollars)

March 31, 2012

7.	CAPITAL STOCK (continued)

	Number of Shares	Capital Stock	Additional paid in capital
Capital stock as at December 31, 2010	89,363,586	$89,364	$47,449,936
Stock issuances in 2011	4,700,000	4,700	1,295,300
Stock based compensation in 2011	-	-	1,124,367
Capital stock as at December 31, 2011 and March 31, 2012	94,063,586	$94,064	$49,869,603

The following table provides consolidated information on the Company’s warrants for as at March 31, 2012. Each warrant provides the warrant holder the option to purchase one share.

	Number of Warrants	Exercise Price	Exercisable Date	Expiry Date
Warrants issued on February 16, 2011	2,000,000	$0.25	Anytime	February 16, 2013
Warrants issued on February 25, 2011	100,000	$0.25	Anytime	February 25, 2013
Warrants issued on April 10, 2011	2,000,000	$0.25	Anytime	April 10, 2013
Warrants issued on April 15, 2011	100,000	$0.25	Anytime	April 15, 2013
Warrants outstanding at March 31, 2012	4,200,000	$0.25	Anytime	Various – see above

8.	INCOME TAXES

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

The Company has a Delaware subsidiary which pays an asset-based tax. Tax expense in the current quarter relate to asset based taxes on the Company’s Delaware subsidiary. Other than the Delaware subsidiary, the Company pays taxes based on income. The Company has income tax losses available to be applied against future years income as a result of the losses incurred since inception. However, due to the losses incurred since inception and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for income tax losses available for carry forward.

As of March 31, 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state.

PANACEA GLOBAL, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Expressed in US Dollars)

March 31, 2012

9.	PROPERTY AND EQUIPMENT

	As at March 31, 2012
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$70,574	$5,962	$64,612
Furniture & Equipment	20,597	514	20,083
Computer equipment	1,941	420	1,521
	$93,112	$6,896	$86,216

	As at December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$51,013	$3,092	$47,921
Computer equipment	2,000	297	1,703
	$53,013	$3,389	$49,624

10.	EQUITY COMPENSATION

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

For stock options issued as non-qualified stock options, a tax deduction is not allowed until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax assets to zero. As a result, for the three months ended March 31, 2012, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

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

PANACEA GLOBAL, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Expressed in US Dollars)

March 31, 2012

10.	EQUITY COMPENSATION (continued)

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

The following table provides consolidated summary information on the Company’s equity compensation plans as at March 31, 2012.

		Weighted Average
	Number of Options	Exercise Price	Fair Value Per Option	Expiry Date
Options outstanding at December 31, 2011 and March 31, 2012	4,500,000	0.55	0.25	July 26, 2021

As of March 31, 2012, there was no unrecognized compensation related to non-vested options.

11.	RELATED PARTY TRANSACTIONS

During the year, the Company received payments from related parties to fund its operating and investing activities. Amounts due to related parties are due on demand, are non-interest bearing and approximate fair value due to their short term to maturity. Amounts due to related parties as at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011

Due to Dr. Moshiri, CEO of the Company	$16,721	$-
Due to a company controlled by a shareholder of the Company	862,793	649,609
Total	$879,514	$649,609

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of March 31, 2012, we are in the development stage and have negative working capital, have not earned any revenues from operations and have accumulated a deficit.

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

Exclusive Master Purchase Agreement with Palmverse Limited

On July 7, 2011, we, through our wholly owned subsidiary, Panacea Delaware, entered into an exclusive master purchase agreement with Palmverse Limited, a Belarus corporation (“Palmverse”) (the “Agreement”) to provide Palmverse with the exclusive right to use the Company’s blood, serum and tissue testing services to diagnose and monitor cancer (the “Cancer Testing Products”) within the Republic of Belarus. We have agreed to provide Palmverse with an exclusive right to become the sole purchaser of the Company’s Cancer Testing Products within the Republic of Belarus. On January 20, 2012, the Agreement was amended to revise the initial term and minimum purchase thresholds. The initial term of the Agreement, after the amendment, expires on December 31, 2012 (the “Initial Term”). Following the expiration of the Initial Term, the Agreement will renew automatically on an annual basis, provided Palmverse meets minimum purchase amounts, unless either party gives sixty (60) days prior written notice of its intention not to renew the Agreement.

The Agreement, after the amendment, provides that Palmverse will be required to meet a minimum purchase amount threshold of the Cancer Testing Products for each year the Agreement is in effect. In that regard, during the Initial Term, Palmverse will be required to purchase a minimum of $280,000 in Cancer Testing Products. Thereafter, in the period ranging from January 1, 2013 to December 31, 2013 (the “First Renewal Term”), Palmverse is required to purchase a minimum of $3,500,000 in Cancer Testing Products. During the period ranging from January 1, 2014 to December 31, 2014 (the “Second Renewal Term”), Palmverse is required to purchase a minimum of $5,250,000 in Cancer Testing Products. Finally, in each renewal term commencing after the Second Renewal Term, Palmverse is required to purchase a minimum of $7,000,000 in Cancer Testing Products.

Equity Plan and Awards

On July 26, 2011 the Board of Directors (the “Board”) of the Company approved the issuance of non-qualified stock options (the “Options”) to each of: Mahmood Moshiri, the Company’s Chief Executive Officer, President, Chief Medical Officer and Director, , and Binnay Sethi, the Company’s Vice President and Director, to purchase 2,000,000 shares of the Company’s common stock.  The Options were granted pursuant to, and are subject to, the Company’s 2011 Omnibus Incentive Plan (the “Plan”), which was approved by the Board on July 26, 2011 and by our shareholders on September 6, 2011. The Options vest and become exercisable on January 26, 2012 at an exercise price of $0.55 per share and expire on July 26, 2021.

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

Results of Operations

As of March 31, 2012, the Company had not begun its business operations in connection with the Licensing Agreement. Accordingly, we have not had any revenues during the three ended March 31, 2012 or during the period from February 5, 2010 (inception) to March 31, 2012.

Total expenses for the three months ended March 31, 2012 were $315,666, as compared to total expenses of $114,780 for the three months ended March 31, 2011 and $2,405,024 for the period from February 5, 2010 (inception) to March 31, 2012. The increase in expenses for the three months ended March 31, 2012 was primarily attributable to professional fees and office and general expenses.

The Company recorded a net loss of $386,785 for the three months ended March 31, 2012. We recorded a net loss for the three months ended March 31, 2011 of $114,780 and a net loss of $2,560,383 for the period from February 5, 2010 (inception) to March 31, 2012.

Liquidity and Capital Resources

At March 31, 2012 the Company had $51,206,660 in assets comprised of the $50,000,000 intangible asset, investment of $891,242, property and equipment totaling $86,216, $177,545 cash in hand and other assets of $51,657. The intangible asset allows the Company to develop market and use licensed products related to HAAH based laboratory tests. Comparatively, at December 31, 2011 we had $51,345,464 in assets comprised of the $50,000,000 intangible asset, investment of $915,760, property and equipment totaling $49,624, cash in hand of $328,662 and other assets of $51,418.

At March 31, 2012 the Company had liabilities of $3,805,872 comprised of the license fee payable of $1,662,500, deferred revenue of $1,000,000, amounts due to related parties of $879,514 and accounts payable and accrued liabilities totaling $263,858. Comparatively at December 31, 2011, we had $3,559,042 in liabilities comprised of the license fee payable of $1,762,500, deferred revenue of $1,000,000, amounts due to related parties of $649,609 and accounts payable and accrued liabilities totaling $146,933.

Net cash used in operating activities during the three months ended March 31, 2012 was $342,074 and was $906,361 for the period from February 5, 2010 (inception) to March 31, 2012. Net cash used in investing activities was $40,099 for the three months ended March 31, 2012 due to the purchase of property and equipment and was $1,093,112 for the period from February 5, 2010 (inception) to March 31, 2012 due to the company’s investment in Panacea Laboratories, Inc. and the purchase of property and equipment. Net cash provided by financing activities during the three months ended March 31, 2012 was $229,905 due to financing from related parties and was $2,179,514 for the period from February 5, 2010 (inception) to March 31, 2012 due to financing from related parties and the issuance of common stock.

As there were no revenues from operating activities as of March 31, 2012, we must rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that we will need to rely upon new capital contributions to pay our liabilities.

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

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to March 31, 2012 total $2,560,383. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on December 31, 2011 indicating no impairment. As at March 31, 2012, management is of the opinion that there have been no changes in circumstances.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Specifically, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2012:

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

On October 7, 2011, Moneylogix Group, Inc., Maximus Investments, Inc. (pursuant to public records, Maximus Investments, Inc. was incorporated on October 18, 2011 and the directors of record for this entity consist of Gary Cilevitz and Alex Haditaghi), Bakirkoy Financial Holdings, Inc. (pursuant to public records, the directors of record for this entity consist of Farideh Ronbakhsh and Alex Haditaghi), Bowen Financial Advisory Group LTD. (pursuant to public records, Bowen Financial Advisory Group LTD was incorporated on August 4, 2011 and the director of record for this entity consists of Vahid Haditaghi), Marciafor Holdings, Inc. (pursuant to public records, Marciafor Holdings, Inc. was incorporated on August 4, 2011 and the director of record for this entity consists of Gary Cilevitz), Alex Haditaghi and Gary Cilevitz (collectively, the “Plaintiffs”) filed a lawsuit in the Superior Court of Justice in Ontario Canada against the Company, Panacea Pharmaceuticals, Inc., a corporation organized under the laws of the State of Maryland and a principal shareholder of the Company, Mahnaz Alikhani, Hossein Ghanbari, Stephen Keith, the Company’s Chief Executive Officer and Director Mahmood Moshiri, and the Company’s Vice President and Director Binnay Sethi (collectively, the “Defendants”) (the “Lawsuit”). The Plaintiffs’ lawsuit seeks damages relating to an allegation that the operations of the Company have been conducted in a manner that is unfairly prejudicial to the interests of the Plaintiffs.  To the best of the Company’s knowledge, the Lawsuit has not yet been served on the various U.S.-based Defendants named therein.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6	Exhibits.

Exhibit No.	Title of Document
3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

10.1	Licensing Agreement by and between Panacea Global Inc., and Panacea Pharmaceuticals, Inc. (2)

10.2	Amendment to Licensing Agreement by and between Panacea Global Inc., and Panacea Pharmaceuticals, Inc.

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on October 21, 1998.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.
*	Filed or furnished herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACEA GLOBAL, INC.

Dated: May 15, 2012	By:	/s/ Mahmood Moshiri
Mahmood Moshiri
Chief Executive Officer, President, Chief Medical
Officer and Director

Dated: May 15, 2012	By:	/s/ Binnay Sethi
Binnay Sethi
Vice President and Director

