Form 10-Q
period 2012-06-30
Panacea Global, Inc.
filed 2012-08-14
CIK 1024048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-30424

PANACEA GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0680443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 Highway 7 East, Suite 502 Richmond Hill Ontario, Canada	L4B 3P8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (416) 450-6414

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes   ☐    No   ☒

There were 94,563,586 shares of the Registrant’s Common Stock outstanding at August 14, 2012.

PANACEA GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2012

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

Basis of Presentation

The accompanying unaudited statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Balance Sheets
(Expressed in US Dollars)

	As at June 30, 2012	As at December 31, 2011

Assets
Current
Cash	$ 25,998	$ 328,662
Other assets	67,033	51,418
Total Current Assets	93,031	380,080
Investment (Note 5)	916,874	915,760
Property and equipment (Note 9)	94,664	49,624
Intangible asset (Note 6)	50,000,000	50,000,000
Total Non-Current Assets	51,011,538	50,965,384
Total Assets	$ 51,104,569	$ 51,345,464

Liabilities
Accounts payable and accrued liabilities	$ 286,493	$ 146,933
Due to related parties (Note 11)	866,615	649,609
Deferred revenue	1,000,000	1,000,000
License fee payable (Note 5)	1,562,500	1,762,500
Total Liabilities	3,715,608	3,559,042

Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized, none issued (Note 7)	-	-
Capital stock, $0.001 par value; 300,000,000 shares authorized; 94,563,586 issued and outstanding (December 31, 2011 – 94,063,586) (Note 7)	94,564	94,064
Additional paid-in capital	49,990,755	49,869,603
Deficit accumulated during the development stage	(2,694,131)	(2,173,598)
Accumulated other comprehensive income (loss)	(2,227)	(3,647)
Total Stockholders' Equity	47,388,681	47,786,422
Total Liabilities and Equity	$ 51,104,569	$ 51,345,464

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(Expressed in US Dollars)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	For the Period Ended February 5, 2010 (inception) to June 30, 2012

Revenue	$ -	$ -	$ -	$ -	$ -
Expenses
Professional fees	68,013	49,484	186,022	90,980	457,851
Cost of reorganization	-	-	-	-	39,300
Filing fees	2,980	1,366	8,214	6,417	18,540
Office and General	83,489	231,742	260,752	233,050	684,266
Depreciation	3,899	-	7,406	-	10,795
Stock based compensation (Note 10)	-	-	-	-	1,124,367
Salaries and benefits	999	86,049	12,652	152,974	229,285
Total expenses	159,380	368,641	475,046	483,421	2,564,404
(Gain) loss on investment (Note 5)	25,632	-	1,114	-	(83,126)
Net loss before tax	(133,748)	(368,641)	(473,932)	(483,421)	(2,647,530)
Tax expense	-	-	(46,601)	-	(46,601)
Net loss	(133,748)	(368,641)	(520,533)	(483,421)	(2,694,131)

Foreign currency adjustment	269	8,468	1,420	8,468	(2,227)
Comprehensive Loss	(133,479)	(360,173)	(519,113)	(474,953)	(2,696,358)

Net loss per share-basic and diluted	-	-	(0.01)	(0.01)	(0.03)
Weighted number of shares outstanding- basic and diluted	94,536,412	91,363,586	94,301,291	91,999,300	82,788,193

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)
	Common Shares	Amount	Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit during the Development Stage	Total Stockholder's Equity

Balance, February 5, 2010 (inception)	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock for cash	4,700,000	4,700	1,295,300	-	-	1,300,000
Issuance of common stock for services	39,300,000	39,300	-	-	-	39,300
Issuance of common stock for license	35,500,000	35,500	47,464,500	-	-	47,500,000
Reverse merger with MoneyLogix	14,563,586	14,564	(14,564)	-	-	-
Foreign currency exchange adjustment	-	-	-	(3,647)	-	(3,647)
Stock based compensation	-	-	1,124,367	-	-	1,124,367
Net loss	-	-	-	-	(2,173,598)	(2,173,598)
Balance, December 31, 2011	94,063,586	$ 94,064	$ 49,869,603	$ (3,647)	$ (2,173,598)	$ 47,786,422

Issuance of common stock for cash	500,000	500	121,152	-	-	121,652
Foreign currency exchange adjustment	-	-	-	1,420	-	1,420
Net loss	-	-	-	-	(520,533)	(520,533)
Balance, June 30, 2012	94,563,586	$ 94,564	$ 49,990,755	$ (2,227)	$ (2,694,131)	$ 47,388,961

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Interim Condensed Consolidated Statements of Cash Flow
(Expressed in US Dollars)
	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	For the Period Ended February 5, 2010 (inception) to June 30, 2012

Cash flows from Operating Activities
Net loss	$ (520,533)	$ (483,421)	$ (2,694,131)

Add: Non-cash items -
(Gain) loss on Investment (Note 5)	(1,114)	-	83,126
Depreciation	7,406	-	10,795
Stock based compensation	-	-	1,124,367
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	-	39,300
Other assets	(15,615)	(55,821)	(67,033)
Accounts payable and accrued liabilities	139,560	3,734	286,493
Deferred revenue	-	-	1,000,000
License fee payable	(200,000)	(637,500)	(937,500)
Net cash used in operating activities	(590,296)	(1,173,008)	(1,154,583)

Cash Flows from Investing Activities:
Investments (Note 5)	-	-	(1,000,000)
Purchases of property and equipment	(52,446)	(26,578)	(105,459)
Net cash used in investing activities	(52,446)	(26,578)	(1,105,459)

Cash Flows From Financing Activities
Issuance of common stock	121,652	500,000	1,421,652
Subscriptions received in advance	-	751,476	-
Due to related parties	217,006	-	866,615
Net cash provided by financing activities	338,658	1,251,476	2,288,267

Effect of exchange rate on cash	1,420	8,468	(2,227)

Net change in cash	(302,664)	60,358	25,998
Cash, Beginning of Period	328,662	-	-
Cash, End of Period	$ 25,998	$ 60,358	$ 25,998

Interest paid	-	-	-
Taxes paid	-	-	-

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

1.	NATURE OF OPERATIONS AND ORGANIZATION

MoneyLogix Group, Inc. ("MoneyLogix" or the “Company”), which registered a change of name with the State of Nevada on January 29, 2008, was formerly known as Homelife, Inc. and is organized under the laws of the State of Nevada.

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

1.

MoneyLogix agreed to issue 74,800,000 shares of its common stock to the stockholders of Panacea Global, Inc. in exchange for 100% of Panacea’s issued and outstanding stock, making Panacea a wholly owned subsidiary of the Company on June 30, 2010.

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

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standard Codification (“ASC”) 915 Accounting and Reporting by Development Stage Enterprises.  Among the disclosures required by ASC 915 are that the Company's interim condensed consolidated financial statements be identified as those of a development stage company, and that the interim condensed consolidated statements of operations, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

3.	GOING CONCERN

These condensed interim consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated net losses from inception to June 30, 2012 totaled $2,694,131.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. There is no assurance that the Company will be able to obtain such financing.

The condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States. Presented below are those policies considered particularly significant:

Basis of Consolidation and Presentation

The accompanying condensed interim consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Panacea (a Delaware incorporated Company) and Panacea Global Inc. (a Canadian incorporated Company).  All inter-company transactions and balances have been eliminated upon consolidation.

The condensed interim consolidated financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain  information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed interim consolidated financial statements should be read in conjunction with the Company’s 2011 year end annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The functional currency of the Company is Canadian dollars. The functional currency of the Company’s subsidiaries is United States dollars.  The financial statements of the Company have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Loss, was $269 for the three months ended June 30, 2012 and $1,420 for the six months ended June 30, 2012. For the period from inception (February 5, 2010) through June 30, 2012, ($2,227) of foreign currency translation adjustment was included in Accumulated Other Comprehensive Income (Loss).

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

Financial Instruments

In accordance with ASC 825-10-50, Defining Fair Value Measurement, the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2012, the carrying value of accounts payable and accrued liabilities, due to related parties and license fee payable approximate their fair value because of the short-term maturity of these instruments.  The fair value of the investment is not readily determinable.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on December 31, 2011. As at June 30, 2012, management is of the opinion that there has been no change to those circumstances.

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

As at December 31, 2011, the Company engaged a third party professional valuation firm to review the license agreement and determine an appropriate representation of fair value of the intangible asset. The valuation report considered current conditions of the Company and industry as well as projections of future performance based on management’s judgment of the likelihood of future outcomes. Results of the valuation report indicated that the intangible asset was not impaired as of December 31, 2011.  As at June 30, 2012, management is of the opinion that there has been no change to those circumstances.

For the six months ended June 30, 2012, the Company made payments of $200,000 to reduce the license fee payable from $1,762,500 as of December 31, 2011 to $1,562,500 as of June 30, 2012.

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

Sublicensing revenues of $1,000,000 had been recorded in deferred revenues as at December 31, 2011 and will be taken into revenues once Laboratories commences operations. The amount of deferred revenues is unchanged since year-end. Upon the recognition of revenue, the Company will recognize its liability to reimburse Panacea Pharmaceuticals 25% of all sublicensing revenue as disclosed above in under the terms of the license agreement.

Based on the accounting guidance of FASB ASC 323, the Company’s investment in Laboratories was subsequently decreased due to the Company’s share of the losses in Laboratories’ operations. The Company’s investment of 40,000,000 common shares represents a 50% ownership interest in Laboratories. Laboratories intends to raise capital in the current year through issuing additional shares and the Company’s ownership interest in Laboratories is expected to decline.  The Company has significant influence over Laboratories but does not have the level of control that would require consolidation and has thus accounted for its investment in Laboratories using the equity method.

5.	GLOBAL DIAGNOSTIC LICENSE (continued)

Investment in Laboratories
November 18, 2011 (initial value)	$1,000,000
50% allocation of Laboratories’ operating losses up to December 31, 2011	(84,240)
December 31, 2011	915,760
50% allocation of Laboratories’ operating income for the six months ended June 30, 2012	1,114
June 30, 2012	$916,874

The investment in Laboratories was $916,874 and $915,760 as of June 30, 2012 and December 31, 2011, respectively. During fiscal 2011 Laboratories over estimated their accrual of professional expenses and, as a result, Laboratories recorded a credit against professional services in 2012 creating operating income for the period. The Company received a 50% allocation of that credit which increased the investment account by $1,114 during the six months ended June 30, 2012.

As of June 30, 2012, Laboratories is still in the development stage and has not commenced operations.

6.	INTANGIBLE ASSET

The Company’s intangible asset consists of the GDL, as described in Note 5, which contains certain issued and pending patent rights. Upon commencement of licensed services to customers, amortization will be taken over the estimated useful life of the respective patent rights, which vary and are determined on a country-by-country basis.

	As at February 5, 2010 (inception)	Acquired	Accumulated Amortization	As at December 31, 2011	Accumulated Amortization	As at June 30, 2012
Global Diagnostic License	-	$ 50,000,000	-	$ 50,000,000	-	$ 50,000,000

As at June 30, 2012, the Company has not commenced any services relating to GDL and as a result, no amortization has been recorded.

7.	CAPITAL STOCK

a)

Authorized

100,000 Class A Preferred shares with a par value of $0.001. There were no shares issued and outstanding at June 30, 2012.

300,000,000 Common shares of $0.001 par value.

b)

Issued

94,563,586 and 94,063,586 Common Shares as of June 30, 2012 and December 31, 2011, respectively.

On April 5, 2012, the Company issued an additional 500,000 common shares for cash of $121,652.

7.	CAPITAL STOCK (continued)

	Number of Shares	Capital Stock	Additional paid in capital
Capital stock as at December 31, 2010	89,363,586	$89,364	$47,449,936
Stock issuances in 2011	4,700,000	4,700	1,295,300
Stock based compensation in 2011	-	-	1,124,367
Capital stock as at December 31, 2011	94,063,586	$94,064	$49,869,603
Stock issuances in 2012	500,000	500	121,152
Capital stock as at June 30, 2012	94,563,586	$94,564	$49,990,755

The following table provides consolidated information on the Company’s warrants for as at June 30, 2012.  Warrants vest upon issuance and provide the warrant holder the option to purchase one share.

	Number of Warrants	Exercise Price	Exercisable Date	Expiry Date
Warrants issued on February 16, 2011	2,000,000	$0.25	Anytime	February 16, 2013
Warrants issued on February 25, 2011	100,000	$0.25	Anytime	February 25, 2013
Warrants issued on April 10, 2011	2,000,000	$0.25	Anytime	April 10, 2013
Warrants issued on April 15, 2011	100,000	$0.25	Anytime	April 15, 2013
Warrants issued on April 5, 2012	500,000	$0.25	Anytime	April 5, 2014
Warrants outstanding at June 30, 2012	4,700,000	$0.25	Anytime	Various – see above

8.	INCOME TAXES

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

As of June 30, 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.  The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

9.     PROPERTY AND EQUIPMENT

	As at June 30, 2012
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 83,434	$ 9,197	$ 74,237
Furniture & Equipment	20,125	1,056	19,069
Computer equipment	1,901	543	1,358
	$ 105,460	$ 10,796	$ 94,664

As at December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 51,013	$ 3,092	$ 47,921
Computer equipment	2,000	297	1,703
	$ 53,013	$ 3,389	$ 49,624

10.	EQUITY COMPENSATION

The following table provides consolidated summary information on the Company’s equity compensation plans as at June 30, 2012.

		Weighted Average
	Number of Options	Exercise Price	Fair Value Per Option	Expiry Date
Options outstanding at December 31, 2011 and June 30, 2012	4,500,000	0.55	0.25	July 26, 2021

As of June 30, 2012, there was no unrecognized compensation related to non-vested options.

11.	RELATED PARTY TRANSACTIONS

During the period, the Company received payments from related parties to fund its operating and investing activities.  Amounts due to related parties are due on demand, are non-interest bearing and approximate fair value due to their short term to maturity.  Amounts due to related parties as at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Due to Dr. Moshiri, CEO of the Company	$ 21,293	$ -
Due to a company controlled by a shareholder of the Company	845,322	649,609
Total	$ 866,615	$ 649,609

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of June 30, 2012, we are in the development stage and have negative working capital, have not earned any revenues from operations and have accumulated a deficit.

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

Results of Operations

As of June 30, 2012, the Company had not begun its business operations in connection with the Licensing Agreement. Accordingly, we have not had any revenues during the six months ended June 30, 2012 or during the period from February 5, 2010 (inception) to June 30, 2012.

Total expenses for the three and six months ended June 30, 2012 were $159,380 and $475,046, respectively, as compared to total expenses of $368,641 and $483,421 for the three and six months ended June 30, 2011, respectively, and $2,564,404 for the period from February 5, 2010 (inception) to June 30, 2012. The decrease in expenses for the three and six month periods ended June 30, 2012 were primarily attributable to reduced expenditures in salaries and benefits.

The Company recorded a net loss of $133,748 and $520,533 for the three and six months ended June 30, 2012, respectively. We recorded a net loss for the three and six months ended June 30, 2011 of $368,641 and $483,421, respectively, and a net loss of $2,694,131 for the period from February 5, 2010 (inception) to June 30, 2012.

Liquidity and Capital Resources

At June 30, 2012 the Company had $51,104,569 in assets comprised of the $50,000,000 intangible asset, investment of $916,874, property and equipment totaling $94,664, $25,998 cash in hand and other assets of $67,033. The intangible asset allows the Company to develop market and use licensed products related to HAAH based laboratory tests. Comparatively, at December 31, 2011 we had $51,345,464 in assets comprised of the $50,000,000 intangible asset, investment of $915,760, property and equipment totaling $49,624, cash in hand of $328,662 and other assets of $51,418.

At June 30, 2012 the Company had liabilities of $3,715,608 comprised of the license fee payable of $1,562,500, deferred revenue of $1,000,000, amounts due to related parties of $866,615 and accounts payable and accrued liabilities totaling $286,493. Comparatively at December 31, 2011, we had $3,559,042 in liabilities comprised of the license fee payable of $1,762,500, deferred revenue of $1,000,000, amounts due to related parties of $649,609 and accounts payable and accrued liabilities totaling $146,933.

Net cash used in operating activities during the six months ended June 30, 2012 was $590,296 and was $1,154,583 for the period from February 5, 2010 (inception) to June 30, 2012. Net cash used in investing activities was $52,446 for the six months ended June 30, 2012 due to the purchase of property and equipment and was $1,105,459 for the period from February 5, 2010 (inception) to June 30, 2012 due to the company’s investment in Panacea Laboratories, Inc. and the purchase of property and equipment. Net cash provided by financing activities during the six months ended June 30, 2012 was $338,658 due to financing from related parties and the issuance of common stock, and was $2,288,267 for the period from February 5, 2010 (inception) to June 30, 2012 due to financing from related parties and the issuance of common stock.

On April 5, 2012, the Company issued 500,000 shares of common stock to one investor in exchange for $121,652 ($125,000 CAD).  Such sale was pursuant to a subscription agreement dated February 25, 2011.

As there were no revenues from operating activities as of June 30, 2012, we must rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that we will need to rely upon new capital contributions to pay our liabilities.

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

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to June 30, 2012 total $2,694,131. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on December 31, 2011 indicating no impairment. As of June 30, 2012, management is of the opinion that there have been no changes in circumstances.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Specifically, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2012:

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

The Company believes the Plaintiffs’ claims against it are entirely without merit.  The Company intends to vigorously defend itself against and pursue, as applicable, its legal recourses against the Plaintiffs and has retained Canadian counsel in furtherance thereof. As part of these efforts, the Company has signaled its intention to bring a motion to dismiss on the basis of lack of jurisdiction, which is currently set to proceed in April 2013.

Item 1A.	Risk Factors.

 Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

On April 5, 2012, the Company issued 500,000 shares of common stock to one investor in exchange for $121,652 ($125,000 CAD).  Such sale was pursuant to a subscription agreement dated February 25, 2011.

The securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 3 .	Defaults Upon Senior Securities.

 None.

Item 4.	Mine Safety Disclosure.

 Not applicable.

Item 5.	Other Information.

None.

Item 6	Exhibits.

Exhibit No.	Title of Document

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACEA GLOBAL, INC.

Dated: August 14, 2012	By:	/s/ Mahmood Moshiri
Mahmood Moshiri
Chief Executive Officer, President, Chief Financial Officer, Chief Medical
Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Moshiri Mahmood, certify that:

1.	I have reviewed this Form 10-Q of Panacea Global, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding there liability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financing reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2012

/s/ Mahmood Moshiri
Mahmood Moshiri
Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying quarterly report on Form 10-Q of Panacea Global, Inc. for the quarter ending June 30, 2012, I, Mahmood Moshiri, President, Chief Executive Officer and Director of Panacea Global, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.	Such quarterly report of Form 10-Q for the quarter ending June 30, 2012, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such quarterly report of Form 10-Q for the quarter ending June 30, 2012, fairly represents in all material respects, the financial condition and results of operations of Panacea Global, Inc.

Date: August 14, 2012

PANACEA GLOBAL, INC.

/s/ Mahmood Moshiri
Mahmood Moshiri
Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)