Form 10-Q
period 2012-09-30
Panacea Global, Inc.
filed 2012-11-14
CIK 1024048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

There were 95,263,586 shares of the Registrant’s Common Stock outstanding at November 13, 2012.

PANACEA GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2012

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,”“could,” “should,”“would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,”“us,”“our,” and the “Company,” they refer to Panacea Global, Inc. and its subsidiaries. “SEC” refers to the Securities and Exchange Commission.

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements.

Basis of Presentation

The accompanying unaudited statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Balance Sheets
(Expressed in US Dollars)

	As at September 30, 2012	As at December 31, 2011

Assets
Current
Cash	$ 174,580	$ 328,662
Other assets	64,049	51,418
Total Current Assets	238,629	380,080
Investment (Note 5)	914,352	915,760
Property and equipment (Note 9)	94,542	49,624
Intangible asset (Note 6)	50,000,000	50,000,000
Total Non-Current Assets	51,008,894	50,965,384
Total Assets	$ 51,247,523	$ 51,345,464

Liabilities
Accounts payable and accrued liabilities	$ 290,496	$ 146,933
Due to related parties (Note 11)	964,360	649,609
Deferred revenue	1,000,000	1,000,000
License fee payable (Note 5)	1,562,500	1,762,500
Total Liabilities	3,817,356	3,559,042

Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized, none issued (Note 7)	-	-
Capital stock, $0.001 par value; 300,000,000 shares authorized; 95,263,586 issued and outstanding (December 31, 2011 – 94,063,586) (Note 7)	95,264	94,064
Additional paid-in capital	50,339,517	49,869,603
Deficit accumulated during the development stage	(2,982,059)	(2,173,598)
Accumulated other comprehensive income (loss)	(22,555)	(3,647)
Total Stockholders' Equity	47,430,167	47,786,422
Total Liabilities and Equity	$ 51,247,523	$ 51,345,464

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(Expressed in US Dollars)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	For the Period Ended February 5, 2010 (inception) to September 30, 2012

Revenue	$ -	$ -	$ -	$ -	$ -
Expenses
Professional fees	36,979	68,947	223,001	159,927	494,830
Cost of reorganization	-	-	-	-	39,300
Filing fees	4,498	4,261	12,712	10,678	23,038
Office and General	154,218	115,517	414,970	348,567	838,484
Depreciation	3,870	-	11,276	-	14,665
Stock based compensation (Note 10)	-	1,124,367	-	1,124,367	1,124,367
Salaries and benefits	85,841	21,659	98,493	174,633	315,126
Total expenses	285,406	1,334,751	760,452	1,818,172	2,849,810
(Gain) loss on investment (Note 5)	(2,522)	-	(1,408)	-	(85,648)
Net loss before tax	(287,928)	(1,334,751)	(761,860)	(1,818,172)	(2,935,458)
Tax expense	-	-	(46,601)	-	(46,601)
Net loss	(287,928)	(1,334,751)	(808,461)	(1,818,472)	(2,982,059)
Foreign currency adjustment	(20,328)	(14,527)	(18,908)	(6,059)	(22,555)
Comprehensive Loss	(308,256)	(1,349,278)	(827,369)	(1,824,231)	(3,004,614)

Net loss per share-basic and diluted	(0.00)	(0.01)	(0.01)	(0.02)	(0.04)
Weighted number of shares outstanding- basic and diluted	94,674,769	93,994,769	94,426,641	92,669,425	83,916,857

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)
	Common Shares	Amount	Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit during the Development Stage	Total Stockholder's Equity

Balance, February 5, 2010 (inception)	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock for cash	4,700,000	4,700	1,295,300	-	-	1,300,000
Issuance of common stock for services	39,300,000	39,300	-	-	-	39,300
Issuance of common stock for license	35,500,000	35,500	47,464,500	-	-	47,500,000
Reverse merger with MoneyLogix	14,563,586	14,564	(14,564)	-	-	-
Foreign currency exchange adjustment	-	-	-	(3,647)	-	(3,647)
Stock based compensation	-	-	1,124,367	-	-	1,124,367
Net loss	-	-	-	-	(2,173,598)	(2,173,598)
Balance, December 31, 2011	94,063,586	$ 94,064	$ 49,869,603	$ (3,647)	$ (2,173,598)	$ 47,786,422

Issuance of common stock for cash	1,200,000	1,200	469,914	-	-	471,114
Foreign currency exchange adjustment	-	-	-	(18,908)	-	(18,908)
Net loss	-	-	-	-	(808,461)	(808,461)
Balance, September 30, 2012	95,263,586	$ 95,264	$ 50,339,517	$ (22,555)	$ (2,982,059)	$ 47,430,167

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	For the Nine Months ended		For the Period from February 5, 2010 (inception) to September 30, 2012
	September 30, 2012	September 30, 2011

Cash Flows from Operating Activities
Net loss	$ (808,461)	$ (1,818,172)	$ (2,982,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investment (Note 5)	1,408	-	85,648
Depreciation	11,276	-	14,665
Stock-based compensation	-	1,124,367	1,124,367
Stock issued for services	-	-	39,300
Change in assets and liabilities:
Other assets	(12,631)	(31,774)	(64,049)
Accounts payable and accrued liabilities	143,563	101,590	290,496
Deferred revenue	-	-	1,000,000
License fee payable	(200,000)	(637,500)	(937,500)
Bank overdraft	-	15,528	-
Net cash used in operating activities	(864,845)	(1,245,961)	(1,429,132)
Cash Flows from Investing Activities
Investment (Note 5)	-	-	(1,000,000)
Purchases of property and equipment	(56,194)	(24,456)	(109,207)
Net cash used in investing activities	(56,194)	(24,456)	(1,109,207)
Cash flows from Financing Activities
Issuance of common stock	471,114	1,276,476	1,771,114
Subscriptions received in advance	-	-	-
Due to related parties	314,751	-	964,360
Net cash provided by financing activities	785,865	1,276,476	2,735,474
Effect of exchange rate on cash	(18,908)	(6,059)	(22,555)
Net change in cash	(154,082)	-	174,580
Cash, beginning of period	328,662	-	-
Cash, end of period	$ 174,580	$ -	$ 174,580
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ -	$ -	$ -
Taxes paid	$ 46,601	$ -	$ 46,601

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

1.	NATURE OF OPERATIONS AND ORGANIZATION

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

These interim condensed consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. Accumulated net losses from inception to September 30, 2012 totaled $2,982,059.  The Company incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to raise additional finance to fund its operations and develop profitable operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. There is no assurance that the Company will be able to obtain such financing. These conditions create material uncertainty that cast significant doubt about the Company’s ability to continue as a going concern.

The interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States. Presented below are those policies considered particularly significant:

Basis of Consolidation and Presentation

The accompanying interim condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Panacea (a Delaware incorporated Company) and Panacea Global Inc. (a Canadian incorporated Company).  All inter-company transactions and balances have been eliminated upon consolidation.

The interim condensed consolidated financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2011 year end annual consolidated audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K.

The accompanying interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The functional currency of the Company is Canadian dollars. The functional currency of the Company’s subsidiaries is United States dollars.  The interim condensed financial statements of the Company have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Loss, was $20,328 for the three months ended September 30, 2012 and $18,908 for the nine months ended September 30, 2012. For the period from inception (February 5, 2010) through September 30, 2012, $22,555 of foreign currency translation adjustment was included in Accumulated Other Comprehensive Loss.

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

Financial Instruments

In accordance with ASC 825-10-50, Defining Fair Value Measurement, the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2012, the carrying value of accounts payable and accrued liabilities, due to related parties and license fee payable approximate their fair value because of the short-term maturity of these instruments.  The fair value of the investment is not readily determinable.

In accordance with ASC 820-10, Defining Fair Value Measurement, the Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740-10, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities as well as loss carry forward that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on December 31, 2011. As at September 30, 2012, management is of the opinion that there has been no change to those circumstances.

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

Investment in Equity Instruments

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

As at December 31, 2011, the Company engaged a third party professional valuation firm to review the license agreement and determine an appropriate representation of fair value of the intangible asset. The valuation report considered current conditions of the Company and industry as well as projections of future performance based on management’s judgment of the likelihood of future outcomes. Results of the valuation report indicated that the intangible asset was not impaired as of December 31, 2011.  As at September 30, 2012, management is of the opinion that there has been no change to those circumstances.

For the nine months ended September 30, 2012, the Company made payments of $200,000 to reduce the license fee payable from $1,762,500 as of December 31, 2011 to $1,562,500 as of September 30, 2012.

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

Investment in Laboratories

November 18, 2011 (initial value)	$1,000,000
Laboratories’ operating losses up to December 31, 2011	(84,240)
December 31, 2011	915,760
Laboratories’ operating loss for the nine months ended September 30, 2012	(1,408)
Total	$914,352

The investment in Laboratories was $914,352 and $915,760 as of September 30, 2012 and December 31, 2011 respectfully.  The reduction in the investment during the nine months ended September 30, 2012 represents the Company’s share of the operating expenses incurred at laboratories.

6.	INTANGIBLE ASSET

The Company’s intangible asset consists of the GDL, as described in Note 5, which contains certain issued and pending patent rights. Upon commencement of licensed services to customers, amortization will be taken over the estimated useful life of the respective patent rights, which vary and are determined on a country-by-country basis.

	As at February 5, 2010 (inception)	Acquired	Accumulated Amortization	As at December 31, 2011	Accumulated Amortization	As at September 30, 2012
Global Diagnostic License	-	$ 50,000,000	-	$ 50,000,000	-	$ 50,000,000

As at September 30, 2012, the Company has not commenced any services relating to GDL and as a result, no amortization has been recorded.

7.	CAPITAL STOCK

a)

Authorized

100,000 Class A Preferred shares with a par value of $0.001. There were no shares issued and outstanding at September 30, 2012.

300,000,000 Common shares of $0.001 par value.

b)

Issued

95,263,586 Common Shares (94,063,586 common shares – December 31, 2011)

On April 5, 2012, the Company issued an additional 500,000 common shares for cash of $121,652.  On August 17, 2012, the Company issued an additional 100,000 common shares for cash of $49,985.  On September 17, 2012, the Company issued an additional 280,000 common shares for cash of $139,477.  On September 25, 2012, the Company issued an additional 320,000 common shares for cash of $160,000.

	Number of Shares	Capital Stock	Additional paid in capital
Capital stock as at December 31, 2010	89,363,586	$89,364	$47,449,936
Stock issuances in 2011	4,700,000	4,700	1,295,300
Stock based compensation in 2011	-	-	1,124,367
Capital stock as at December 31, 2011	94,063,586	94,064	49,869,603
Stock issuances in 2012	1,200,000	1,200	469,914
Capital stock as at September 30, 2012	95,263,586	$95,264	$50,339,517

The following table provides consolidated information on the Company’s warrants for as at September 30, 2012.  Each warrant provides the warrant holder the option to purchase one share.

	Number of Warrants	Exercise Price	Exercisable Date	Expiry Date
Warrants issued on February 16, 2011	2,000,000	$0.25	Anytime	February 16, 2013
Warrants issued on February 25, 2011	100,000	$0.25	Anytime	February 25, 2013
Warrants issued on April 10, 2011	2,000,000	$0.25	Anytime	April 10, 2013
Warrants issued on April 15, 2011	100,000	$0.25	Anytime	April 15, 2013
Warrants issued on April 5, 2012	500,000	$0.25	Anytime	April 5, 2014
Warrants outstanding at September 30, 2012	4,700,000	$0.25

8.	INCOME TAXES

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

The Company has a Delaware subsidiary which pays an asset-based tax.  Tax expense in the current quarter relate to asset based taxes on the Company’s Delaware subsidiary. Other than the Delaware subsidiary, the Company pays taxes based on income. The Company has income tax losses available to be applied against future year’s income as a result of the losses incurred since inception. However, due to the losses incurred since inception and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for income tax losses available for carry forward.

As of September 30, 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.  The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

9.     PROPERTY AND EQUIPMENT

	As at September 30, 2012
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 86,398	$ 12,431	$ 73,967
Furniture & Equipment	20,840	1,568	19,272
Computer equipment	1,969	666	1,303
	$ 109,207	$ 14,665	$ 94,542

As at December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 51,013	$ 3,092	$ 47,921
Computer equipment	2,000	297	1,703
	$ 53,013	$ 3,389	$ 49,624

10.	RELATED PARTY TRANSACTIONS

During the period, the Company received payments from related parties to fund its operating and investing activities.  Amounts due to related parties are due on demand, are non-interest bearing and approximate fair value due to their short term to maturity.  Amounts due to related parties as at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Due to Dr. Moshiri, CEO of the Company	$ 43,232	$ -
Due to a company controlled by a shareholder of the Company	_921,128	649,609
Total	$ 964,360	$ 649,609

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of September 30, 2012, we are in the development stage and have negative working capital, have not earned any revenues from operations and have accumulated a deficit.

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

Results of Operations

As of September 30, 2012, the Company had not begun its business operations in connection with the Licensing Agreement. Accordingly, we have not had any revenues during the three months ended September 30, 2012 or during the period from February 5, 2010 (inception) to September 30, 2012.

Total expenses for the three and nine months ended September 30, 2012 were $285,406 and $760,452, respectively, as compared to total expenses of $1,334,751 and $1,818,172 for the three and nine months ended September 30, 2011, respectively, and $2,849,810 for the period from February 5, 2010 (inception) to September 30, 2012. The decrease in expenses for the three and nine month periods ended September 30, 2012 were primarily attributable to reduced expenditures in office and general expenses and professional fees.

The Company recorded a net loss of $287,928 and $808,461 for the three and nine months ended September 30, 2012, respectively. We recorded a net loss for the three and nine months ended September 30, 2011 of $1,334,751 and $1,818,172, respectively, and a net loss of $2,982,059 for the period from February 5, 2010 (inception) to September 30, 2012.

Liquidity and Capital Resources

At September 30, 2012 the Company had $51,247,523 in assets comprised of the $50,000,000 intangible asset, investment of $914,352, property and equipment totaling $94,542, $174,580 cash in hand and other assets of $64,049. The intangible asset allows the Company to develop market and use licensed products related to HAAH based laboratory tests. Comparatively, at December 31, 2011 we had $51,345,464 in assets comprised of the $50,000,000 intangible asset, investment of $915,760, property and equipment totaling $49,624, cash in hand of $328,662 and other assets of $51,418.

At September 30, 2012 the Company had liabilities of $3,817,356 comprised of the license fee payable of $1,562,500, deferred revenue of $1,000,000, amounts due to related parties of $964,360 and accounts payable and accrued liabilities totaling $290,496. Comparatively at December 31, 2011, we had $3,559,042 in liabilities comprised of the license fee payable of $1,762,500, deferred revenue of $1,000,000, amounts due to related parties of $649,609 and accounts payable and accrued liabilities totaling $146,933.

Net cash used in operating activities during the nine months ended September 30, 2012 was $864,845 and was $1,429,132 for the period from February 5, 2010 (inception) to September 30, 2012. Net cash used in investing activities was $56,194 for the nine months ended September 30, 2012 due to the purchase of property and equipment and was $1,109,207 for the period from February 5, 2010 (inception) to September 30, 2012 due to the company’s investment in Panacea Laboratories, Inc. and the purchase of property and equipment. Net cash provided by financing activities during the nine months ended September 30, 2012 was $785,865 due to financing from related parties and the issuance of common stock, and was $2,735,474 for the period from February 5, 2010 (inception) to September 30, 2012 due to financing from related parties and the issuance of common stock.

As there were no revenues from operating activities as of September 30, 2012, we must rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that we will need to rely upon new capital contributions to pay our liabilities.

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

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to September 30, 2012 total $2,982,059. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on December 31, 2011 indicating no impairment. As of September 30, 2012, management is of the opinion that there have been no changes in circumstances.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Specifically, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2012:

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

On August 17, 2012, the Company issued 100,000 shares of common stock to an investor in exchange for $49,985, pursuant to a Subscription Agreement dated August 13, 2012.

On September 17, 2012, the Company issued 280,000 shares of common stock to an investor in exchange for $140,000, pursuant to Subscription Agreements dated August 23, 2012 and September 20, 2012.

On September 25, 2012, the Company issued 320,000 shares of common stock to an investor in exchange for $160,000, pursuant to two Subscription Agreements dated September 20, 2012.

All of the foregoing securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 3 .	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6	Exhibits.

Exhibit Number	Exhibit Title

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL **	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB **	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

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

PANACEA GLOBAL, INC.

Dated: November 14, 2012	By:	/s/ Mahmood Moshiri
Mahmood Moshiri
Chief Executive Officer, President, Chief Financial Officer, Chief Medical Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)