Form 10-K
period 2012-12-31
Panacea Global, Inc.
filed 2013-04-01
CIK 1024048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 33-0680443

PANACEA GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0680443
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

330 Highway #7 East, Suite 502, Richmond Hill
Ontario, Canada L4B 3P8
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (416) 450-6414

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐    No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12-months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012 $10,909,076.

As of April 1, 2013, there were 97,015,586 shares of common stock, $0.001 par value, outstanding.

Documents incorporated by reference: None.

TABLE OF CONTENTS

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.   Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

Item 1. Business

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

On March 24, 2010, Panacea Delaware entered into a licensing agreement (the “Licensing Agreement”) with Pharmaceuticals.  Pursuant to the Licensing Agreement, Panacea Delaware was granted the exclusive right to develop, use, and market Pharmaceuticals’ HAAH based cancer diagnostic technologies, with rights to sublicense worldwide, except for the United States of America. Panacea Global continues to market and sell products through strategic partnerships with companies in different countries by entering into sublicensing agreements to sell our products. We anticipate that our licensing agreements, with amenable profit margins, will underpin our revenue for the 2013 year.

On November 18, 2011 we entered into an amendment to the Licensing Agreement whereby the Licensing Agreement was amended to clarify that the license granted to us is exclusive.

On June 2, 2011, we filed a Certificate of Amendment to our Articles of Incorporation with the State of Nevada changing the Company’s name to Panacea Global, Inc.

Licensing Agreement

On March 24, 2010, Panacea Delaware entered into a licensing agreement (the “Licensing Agreement”) with Pharmaceuticals.  Pursuant to the Licensing Agreement, Panacea Delaware was granted the exclusive right to develop, use, and market Pharmaceuticals’ HAAH based cancer diagnostic technologies, with rights to sublicense worldwide, except for in the United States of America.  In consideration for the License Agreement, Panacea Delaware issued 35,500,000 shares of its common stock to Pharmaceuticals and is obligated to pay Pharmaceuticals a license fee of $2,500,000, due within 30 days of the Company raising a minimum $10,000,000 equity investment.  Half of any equity investments raised shall be remitted to Pharmaceuticals, until the license fee is paid in full.  The aggregate consideration paid and therefore the fair value of the License Agreement equals $50,000,000.  Further, the Company will pay Pharmaceuticals 25% of all sublicensing revenue and will purchase all conforming reagent at a cost of $20 per test or 10% of the sale price of the individual test with a minimum $8.00 test price.

On November 18, 2011, we entered into an amendment to the Licensing Agreement whereby the Licensing Agreement was amended to clarify that the license granted to us is exclusive.

We hope to market and sell products through strategic partnerships with companies in different countries by entering into sublicensing agreements to sell our products.  We may enter into sublicensing agreements with one or more third parties under all or some of the related Pharmaceuticals patents.  Additionally, we hope to develop stand alone operations in certain countries including Canada.

On January 18, 2013, we entered into a second amendment to the Licensing Agreement (“Amendment No. 2”).  The Company entered into Amendment No. 2, extending the payment term of the Licensing Agreement.  Amendment No. 2 provides that the Company shall pay the remaining License Fee within two years from the execution date of Amendment No. 2.

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

Reverse Split

On September 6, 2011, the Board approved resolutions authorizing the Company to implement a reverse stock split of the outstanding shares of common stock at a ratio of up to one-to-thirty (the “Reverse Stock Split”).  On September 6, 2011, we also received approval for the Reverse Stock Split from our shareholders.  The Board may determine in its discretion whether to effect the Reverse Stock Split at any time, if at all, and if so at what exchange ratio up to one-to-thirty.  If the Board determines to effect a Reverse Stock Split, the Reverse Stock Split will become effective upon the filing of a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Nevada.  The exact timing of the filing of the amendment will be determined by the Board based on its evaluation as to when such action will be the most advantageous to us and our stockholders, and the Board. In addition, the Board reserves the right, notwithstanding stockholder approval and without further action by the stockholders, to elect not to proceed with the Reverse Stock Split if, at any time prior to filing the amendment, the Board, in its sole discretion, determines that it is no longer in our best interests and the best interests of our stockholders. To date our Board has not yet implemented the reverse split.

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

2013 Objectives

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

2013 Priorities

In 2013, we will devote significant time and resources on our two-fold growth strategy which is both an international and domestic strategy.

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

Canadian Growth Strategy:

In conjunction with their international growth strategy, our Canadian growth strategy will focus on developing the Canadian market as a stand-alone operation (Panacea Laboratories Inc.). This will be accomplished through obtaining approval and subsequently distributing the product. We expect Canadian revenues to be generated by the end of 2013. Clinical diagnostic testing laboratories will initially be established in Toronto and subsequently in other provinces.

Updated Valuation Analysis of Global Diagnostic License

As of December 31, 2012, there was no updated valuation analysis regarding our Global Diagnostic License (the “License”) be to  replace the report dated December 31, 2011, and filed with our Current Report on Form 8-K with the Securities and Exchange Commission on June 30, 2010. Reznick Group performed a valuation analysis to estimate the fair value of our License as of December 31, 2011 (the “Valuation Date”).

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

Employees

As of April 1, 2013, we had three (3) full-time employees consisting of our Chief Executive Officer, Vice President and an administrative assistant.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

 As of April 1, 2013, the Company and its subsidiary operate out of a space located at330 Highway #7 East, Suite 502, Richmond Hill, Ontario, Canada, L4B 3P8. In 2011, the Company entered into a lease for this space in Toronto, Ontario.  The lease term is for 60 months. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $22,455 and $30,669 for the years ended December 31, 2012 and 2011 respectively.  Minimum lease commitments under non-cancellable operating leases are as follows:

Year ending December 31
2013	$ 32,429
2014	34,057
2015	35,554
2016	8,982

In addition, the Company is required to pay its pro rata share of common area maintenance costs and property taxes.

Our telephone number is (416) 450-6414. Our internet website can be found under the domain name of http://www.panaceaglobalinc.com

Item 3. Legal Proceedings.

Moneylogix Group, Inc. et al v. Panacea Global, Inc. et al.

On October 7, 2011, Moneylogix Group, Inc., Maximus Investments, Inc., Bakirkoy Financial Holdings, Inc., Bowen Financial Advisory Group Ltd., Marciafor Holdings, Inc., Alex Haditaghi and Gary Cilevitz (collectively, the "Plaintiffs") filed a lawsuit in the Superior Court of Justice in Ontario, Canada against Panacea Global, Inc. (the "Company"), Panacea Pharmaceuticals, Inc., a corporation organized under the laws of the State of Maryland and a principal shareholder of the Company, Mahnaz Alikhani, Hossein Ghanbari, Stephen Keith, the Company's Chief Executive Officer and Director Mahmood Moshiri, and the Company's Vice President and also a Director Binnay Sethi (collectively, the "Defendants").

The Plaintiffs generally allege that the Defendants have breached their obligations pursuant to a Consulting Agreement and various verbal agreements regarding the Share Exchange Agreement dated June 30, 2010 (the "Share Exchange Agreement"). Pursuant to the Share Exchange Agreement, the Company acquired its subsidiary, Panacea Delaware.

The Plaintiffs seek a number of different forms of relief, including damages in the amount of approximately $25 million, the cancellation of certain shares and the issuance of share warrants. The Defendants have obtained particulars of the claim but have not yet delivered a Statement  of Defence. The have also served a motion to dismiss the entire action on the basis of lack of jurisdiction. This motion is scheduled to be heard on May 24, 2013.

At this early stage of the litigation it is not possible to quantify the potential liability (if any) that may arise from this action. The Company believes the Plaintiffs' claims against it are entirely without merit and intends to vigorously defend itself against and pursue, as applicable, its legal recourses against the Plaintiffs in court.

Bayvvood Homes Partnership et al. v. Moneylogix Group, Inc. et al.

The Company was recently notified that Bayvvood Homes Partnership ("Baywood"), 2131059 Ontario Limited, 2206659 Ontario Limited, 2147789 Ontario Limited, 1367169 Ontario Limited and Ralph Canonaco (collectively, the "Plaintiffs") filed a lawsuit on September 9, 2010 in the Superior Court of Justice in Ontario, Canada against Moneylogix Group, Inc. (now known as Panacea Global, Inc.) (the "Company"), Alex Haditaghi, Majid Haditaghi, Moneylogix Group, Inc. (a Canadian company) ("Moneylogix Canada"), Mortgagebrokers.com, Financial Group of Companies Inc., Gary Cilevitz, Michael Knarr, and Farideh Ronhbakhsh (collectively, the "Defendants").

Among other allegations directed against the Defendants more generally, the Plaintiffs allege that Mr. Haditaghi and Mortgagebrokers.com agreed to provide Bohemian Embassy with a $12 million loan, but failed to do so, resulting in an inability on the part of Bohemian Embassy to obtain the financing it required.

The Plaintiffs further allege that Mr. Haditaghi convinced Bayvvood to sell a piece of property to the Company in exchange for a nominal payment from the Company and Mr. Haditaghi's allegedly fraudulent promise that he would raise funds for Baywood.

The Plaintiffs allege that the above actions, inter alia, formed part of a conspiracy on the part of the Company and the other Defendants to harm Baywood and its trustees by creating sufficient financial hardship and strain upon Baywood such that it was compelled to sell the property at issue to the Company, resulting in damages to the Plaintiffs.

The Plaintiffs seek a number of different forms of relief, including damages in the sum of $35 million against the Defendants collectively for fraud, fraudulent misrepresentation and conspiracy. The Plaintiffs also seek various forms of relief against specific Defendants other than the Company.

It bears noting that the Statement of Claim is at times unclear as to whether an allegation is advanced against the Company or Moneylogix Canada. In the event future clarification reveals that it is the intention of the Plaintiffs to advance against the Company certain claims ostensibly advanced against Moneylogix Canada, the above descriptions and forms of relief sought may be subject to expansion.

With the exception of the Company, the Defendants are represented by a single law firm. Without the knowledge of the Company, those Defendants have delivered a Statement of Defence and Counterclaim on their own behalf and on behalf of the Company. The Company  has yet to determine how it will respond to the allegations set out in the Statement of Claim or  to the unauthorized delivery of the Statement of Defence and Counterclaim.

This pending litigation is a result of actions that occurred prior to the share exchange that was entered into on June 30, 2010 (the “Share Exchange”).  In connection with the Share Exchange, the Company ceased its prior operations and the prior officers and directors of the Company resigned from all of their respective positions.  Accordingly, the Company believes that the Plaintiff’s claims against its are entirely without merit.  The Company is evaluating its legal options, including, but not limited to seeking indemnification from parties in control of the Company prior to the Share Exchange, and intends to vigorously defend itself against and pursue, as applicable, its legal recourses against the Plaintiffs in court.

Item 4. Mine Safety Disclosures.

 Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board (the “OTCBB”) and OTCQB under the ticker symbol “PANG”. An OTCBB or OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	0.30	0.30	0.95	0.75
Low	0.05	0.20	0.25	0.49

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	-	-	0.43	0.40
Low	-	-	0.25	0.025

Holders of Capital Stock

As of April 1, 2013 there were approximately 1,061 holders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plan

As of December 31, 2012, we had one compensation plan in place, entitled “Panacea Global, Inc.’s 2011 Omnibus Incentive Plan.” The Panacea Global, Inc.’s 2011 Omnibus Incentive Plan was approved by our Board on July 26, 2011.

Plan	Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at December 31, 2012 and 2011	Weighted-average exercise price of outstanding options as at December 31, 2012 and 2011	Number of securities remaining available for further issuance as at December 31, 2012 and 2011
2011 Omnibus Incentive Plan	10,000,000	4,500,000	$0.55	5,500,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On July 26, 2011 the Board approved the issuance of non-qualified stock options (the “Options”) to each of: Mahmood Moshiri (“Moshiri”), the Company’s Chief Executive Officer, President, Chief Medical Officer and Director, and Binnay Sethi, the Company’s Vice President and Director, for each to purchase 2,000,000 shares of the Company’s common stock.  The Options were granted pursuant to, and are subject to, the Company’s 2011 Omnibus Incentive Plan which was approved by the Board on July 26, 2011.The Options vest and became exercisable on January 26, 2012 at an exercise price of $0.55 per share and expire on July 26, 2021.

On October 12, 2012, the Company issued 100,000 shares of common stock to an investor in exchange for $100,000, pursuant to two Subscription Agreements dated October 10, 2012.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2012, and December 31, 2011. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Forward-Looking Statements.”

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

On March 24, 2010, Panacea Delaware entered into a licensing agreement (the “Licensing Agreement”) with Pharmaceuticals.  Pursuant to the Licensing Agreement, Panacea Delaware was granted the exclusive right to develop, use, and market Pharmaceuticals’ HAAH based cancer diagnostic technologies, with rights to sublicense worldwide, except for the United States of America. Panacea Global continues to market and sell products through strategic partnerships with companies in different countries by entering into sublicensing agreements to sell our products. We anticipate that our licensing agreements, with amenable profit margins, will underpin our revenue for the 2013 year.

On November 18, 2011 we entered into an amendment to the Licensing Agreement whereby the Licensing Agreement was amended to clarify that the license granted to us is exclusive.

On June 2, 2011, we filed a Certificate of Amendment to our Articles of Incorporation with the State of Nevada changing the Company’s name to Panacea Global, Inc.

As of December 31, 2012, we are in the development stage and have limited working capital, have not earned any revenues from operations and have accumulated a deficit.

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

2013 Objectives

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

2013 Priorities

In 2013, we will devote significant time and resources on our two-fold growth strategy which is both an international and domestic strategy.

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

Canadian Growth Strategy:

In conjunction with their international growth strategy, our Canadian growth strategy will focus on developing the Canadian market as a stand-alone operation (Panacea Laboratories Inc.). This will be accomplished through obtaining approval and subsequently distributing the product. We expect Canadian revenues to be generated by the end of 2013. Clinical diagnostic testing laboratories will initially be established in Toronto and subsequently in other provinces.

Updated Valuation Analysis of Global Diagnostic License

As of December 31, 2012, there was no updated valuation analysis regarding our Global Diagnostic License (the “License”) be to  replace the report dated December 31, 2011, and filed with our Current Report on Form 8-K with the Securities and Exchange Commission on June 30, 2010. Reznick Group performed a valuation analysis to estimate the fair value of our License as of December 31, 2011 (the “Valuation Date”).

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

Results of Operations

Comparison of the years ended December 31, 2012 and 2011

Revenues

As of December 31, 2012, the Company has begun limited business operations in connection with the Licensing Agreement.  We have not had any revenues during the year ended December 31, 2012 or 2011.

We expect product royalty fees and license fees to underpin our gross revenue for the full year 2013 as opposed to the amounts recorded in 2012. We hope to recognize these revenue streams from our agreements with Palmverse and Panacea Canada, as well as other potential customers we hope to enter into agreements with during 2013 However, to date Palmverse has not purchased any of our products, in violation of our agreement, and there is no guarantee that we will succeed in entering into any additional agreements.

Total expenses for the year ended December 31, 2012 were $965,617 as compared to total expenses of $1,983,656 for the year ended December 31, 2011.  The decrease in total expenses during fiscal 2012 was primarily attributable to a decrease in stock based compensation of $1,124,367 in connection with the Options granted to our executive officers in fiscal 2011.  Since inception, the Company has incurred total expenses of $3,054,975.

The Company recorded a net loss of $1,015,402 for the year ended December 31, 2012.  We recorded a net loss of $2,067,896 for the year ended December 31, 2011.  Since inception, the Company has incurred a net loss of $3,189,000.

General and Administrative Expenses

General and administrative expenses increased to $502,411 for the year ended December 31, 2012 compared to $423,514 for the year ended December 31, 2011. This increase in general and administrative expenses includes increases of $151,312 in consulting fees, and $351,099 in office related expenses.

Professional Fees and Marketing Expenses

Professional Fees increased to $255,960 for the year ended December 31, 2012 from $205,427 for the year ended December 31, 2011. This increase was primarily due to the increase in the cost of professional services.

Interest Income

There was no interest income for the year ended December 31, 2012.

Interest Expense

There was no interest expense for the year ended December 31, 2012.

Other Income

The Company had a loss on its investment in Panacea Laboratories, Inc. of $3,184 for the year ended December 31, 2012 compared to $84,240 for the year ended December 31, 2011.  Panacea Laboratories, Inc. is still in development and the Company’s loss on investment represents its share of consulting, legal, accounting and other expenses incurred by Panacea Laboratories, Inc.

Liquidity and Capital Resources

At December 31, 2012 the Company had $109,151 cash in hand and $51,184,337 in assets comprised of the $50,000,000 License Agreement, an investment in Panacea Laboratories, Inc. of $912,576, capital assets totaling $89,384, accounts receivable of $38,721 and prepaid expenses and deposits of $34,505. Comparatively, at December 31, 2011, we had cash of $328,662 and assets of $51,345,464 which included $50,000,000 in License Agreement. Based on our current capital needs, we expect that our current funds will fund our operations for up to approximately one or two months.  We will need to raise additional funds primarily from additional debt or equity financings during fiscal 2013.  However, the Company cannot make any guarantee that it will be successful in obtaining any additional financing or that the terms will be favorable to the Company.

At December 31, 2012 we had liabilities of $3,799,445 comprised of a balance due to related party of $943,019, the license fee payable of $1,562,500, deferred revenues from Panacea Laboratories, Inc. of $1,000,000, and accounts payable and accrued liabilities totaling $293,926. Comparatively at December 31, 2011, we had liabilities of $3,559,042 comprised of a balance due to related party of $649,609, the license fee payable of $1,762,500, deferred revenues from Panacea Laboratories, Inc. of $1,000,000, and accounts payable and accrued liabilities totaling $146,933.

Net cash used in operating activities during the year ended December 31, 2012 was $1,071,888. Net cash used in investing activities during the year ended December 31, 2012 was $54,905 due to the Company’s purchases of capital assets. Net cash provided by financing activities during the year ended December 31, 2012 was $814,524 due to the sale of shares of our common stock and advances from a related party.  There net cash outflows from operating were $564,287, investing was $1,053,013 and inflows from financing activities $1,949,609 during the year ended December 31, 2011.

As there were no revenues from operating activities as of December 31, 2012, we must rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that we will need to rely upon new capital contributions to pay our liabilities.

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

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to December 31, 2012 total $3,189,000. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Panacea Global, Inc.

We have audited the accompanying consolidated balance sheets of Panacea Global, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (February 5 2010) through December 31, 2012. Panacea Global, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panacea Global, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (February 5 2010) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

EFP Rotenberg, LLP

Rochester, New York

April 1, 2013

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	As at December 31, 2012	As at December 31, 2011

Assets
Current
Cash	$ 109,151	$ 328,662
Other assets	73,226	51,418
Total Current Assets	182,377	380,080
Investment (Note 5)	912,576	915,760
Property and equipment (Note 9)	89,384	49,624
Intangible asset, net (Note 6)	50,000,000	50,000,000
Total Non-Current Assets	51,001,960	50,965,384
Total Assets	$ 51,184,337	$ 51,345,464

Liabilities
Current
Accounts payable and accrued liabilities	$ 293,926	$ 146,933
Due to related parties (Note 11)	943,019	649,609
Deferred revenue	1,000,000	1,000,000
License fee payable (Note 5)	1,562,500	1,762,500
Total Liabilities	3,799,445	3,559,042

Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized, none issued (Note 7)	-	-
Capital stock, $0.001 par value; 300,000,000 shares authorized; 95,363,586 issued and outstanding (December 31, 2011 – 94,063,586) (Note 7)	95,364	94,064
Additional paid-in capital	50,389,417	49,869,603
Deficit accumulated during the development stage	(3,189,000)	(2,173,598)
Accumulated other comprehensive (income) loss	89,111	(3,647)
Total Stockholders' Equity	47,384,892	47,786,422
Total Liabilities and Stockholders’ Equity	$ 51,184,337	$ 51,345,464

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US Dollars)

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period from February 5, 2010 (inception) to December 31, 2012

Revenue	$ -	$ -	$ -
Expenses
Professional fees	255,960	205,427	527,789
Cost of reorganization	-	-	39,300
Filing fees	16,095	10,326	26,421
Office and General	502,411	423,514	925,925
Depreciation	15,145	3,389	18,534
Stock-based compensation	-	1,124,367	1,124,367
Salaries and benefits	176,006	216,633	392,639
Total expenses	965,617	1,983,656	3,054,975
Equity loss pickup (Note 5)	(3,184)	(84,240)	(87,424)
Net loss before tax	(968,801)	(2,067,896)	(3,142,399)
Tax expense	(46,601)	-	(46,601)
Net loss	(1,015,402)	(2,067,896)	(3,189,000)
Foreign currency adjustment	92,758	(3,647)	89,111
Comprehensive Loss	(922,644)	(2,071,543)	(3,099,889)

Net loss per share-basic and diluted	(0.01)	(0.02)	(0.04)
Weighted number of shares outstanding- basic and diluted	95,285,717	93,411,257	84,908,374

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

	Common Shares	Amount	Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit during the Development Stage	Total Stockholders' Equity
Balance, February 5, 2010 (inception)	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock for cash	4,700,000	4,700	1,295,300	-	-	1,300,000
Issuance of common stock for services	39,300,000	39,300	-	-	-	39,300
Issuance of common stock for License	35,500,000	35,500	47,464,500	-	-	47,500,000
Reverse merger with MoneyLogix	14,563,586	14,564	(14,564)	-	-	-
Foreign currency exchange adjustment	-	-	-	(3,647)	-	(3,647)
Stock based compensation	-	-	1,124,367	-	-	1,124,367
Net loss	-	-	-	-	(2,173,598)	(2,173,598)
Balance, December 31, 2011	94,063,586	$ 94,064	$ 49,869,603	(3,647)	(2,173,598)	47,786,422

Issuance of common stock for cash	1,300,000	1,300	519,814	-	-	521,114
Foreign currency exchange adjustment	-	-	-	92,758	-	92,758
Net loss	-	-	-	-	(1,015,402)	(1,015,402)
Balance, December 31, 2012	95,363,586	$ 95,364	$ 50,389,417	89,111	(3,189,000)	47,384,892

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

For the Year Ended January 1, 2012 to December 31, 2012	For the Year ended January 1, 2011 to December 31, 2011		For the Period from February 5, 2010 (inception) to December 31, 2012
Cash Flows from Operating Activities
Net loss	$ (1,015,402)	$ (2,067,896)	$ (3,189,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed loss on joint venture (Note 5)	3,184	84,240	87,424
Depreciation	15,145	3,389	18,534
Stock-based compensation	-	1,124,367	1,124,367
Stock issued for services	-	-	39,300
	(997,073)	(855,900)	(1,919,375)
Change in assets and liabilities:
Other assets	(21,808)	(51,418)	(73,226)
Accounts payable and accrued liabilities	146,993	80,531	293,926
Deferred revenue	-	1,000,000	1,000,000
License fee payable	(200,000)	(737,500)	(937,500)
Net cash used in operating activities	(1,071,888)	(564,287)	(1,636,175)
Cash Flows from Investing Activities
Undistributed loss on joint venture (Note 5)	-	(1,000,000)	(1,000,000)
Purchases of property and equipment	(54,905)	(53,013)	(107,918)
Net cash used in investing activities	(54,905)	(1,053,013)	(1,107,918)
Cash flows from Financing Activities
Issuance of common stock	521,114	1,300,000	1,821,114
Due to related parties	293,410	649,609	943,019
Net cash provided by financing activities	814,524	1,949,609	2,764,133
Effect of exchange rate on cash	92,758	(3,647)	89,111
Net change in cash	(219,511)	328,662	109,151
Cash, beginning of year	328,662	-	-
Cash, end of year	$ 109,151	$ 328,662	109,151
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2012

1.	NATURE OF OPERATIONS AND ORGANIZATION

MoneyLogix Group, Inc. ("MoneyLogix" or the “Company”), which registered a change of name with the State of Nevada on January 29, 2008, was formerly known as Homelife, Inc. and is organized under the laws of the State of Nevada.

MoneyLogix Group, Inc. entered into a share exchange agreement which closed on June 30, 2010 with Panacea Global, Inc. (“Panacea”), a Delaware private corporation incorporated on February 5, 2010. The reverse merger transaction effected a change of control of the Company. The accounting acquirer is Panacea and the historical operations of the Company are the operations of Panacea.  Pursuant to the terms of the share exchange agreement, MoneyLogix agreed to issue 74,800,000 shares of its common stock to the stockholders of Panacea Global, Inc. in exchange for 100% of Panacea’s issued and outstanding stock, making Panacea a wholly owned subsidiary of the Company on June 30, 2010.

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

These consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to raise additional finance to fund its operations and develop profitable operations. Accumulated net losses from inception to December 31, 2012 totaled $3,189,000.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. There is no assurance that the Company will be able to obtain such financing. These conditions create material uncertainty that cast significant doubt about the Company’s ability to continue as a going concern.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The functional currency of the Company is Canadian dollars. The functional currency of the Company’s subsidiaries is United States dollars.  The financial statements of the Company have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Loss, was $92,758 for the year ended December 31, 2012. For the period from inception (February 5, 2010) through December 31, 2012, $89,111 of foreign currency translation adjustment was included in Accumulated Other Comprehensive Loss.

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

Financial Instruments

In accordance with ASC 825-10-50, Defining Fair Value Measurement, the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2012, the carrying value of accounts payable and accrued liabilities, due to related parties and license fee payable approximate their fair value because of the short-term maturity of these instruments.  The fair value of the investment is not readily determinable.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on December 31, 2012 and noted no impairment.

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

	Method	Rate
Computer equipment	Declining balance	30%
Furniture and equipment	Declining balance	20%
Leasehold improvements	Declining balance	20%

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

As at December 31, 2011, the Company engaged a third party professional valuation firm to review the license agreement and determine an appropriate representation of fair value of the intangible asset. The valuation report considered current conditions of the Company and industry as well as projections of future performance based on management’s judgment of the likelihood of future outcomes. Results of the valuation report indicated that the intangible asset was not impaired as of December 31, 2011.  As at December 31, 2012, management is of the opinion that there has been no change to those circumstances.

For the year ended December 31, 2012, the Company made payments of $200,000 to reduce the license fee payable from $1,762,500 as of December 31, 2011 to $1,562,500 as of December 31, 2012.

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

Investment in Laboratories

November 18, 2011 (initial value)	$1,000,000
Share of losses up to December 31, 2011	(84,240)
December 31, 2011	915,760
Share of loss for the year ended December 31, 2012	(3,184)
Total	$912,576

The investment in Laboratories was $912,576 and $915,760 as of December 31, 2012 and December 31, 2011 respectfully.  The reduction in the investment during the year ended December 31, 2012 represents the Company’s share of the operating expenses incurred at laboratories.

6.	INTANGIBLE ASSET

The Company’s intangible asset consists of the GDL, as described in Note 5, which contains certain issued and pending patent rights. Upon commencement of licensed services to customers, amortization will be taken over the estimated useful life of the respective patent rights, which vary and are determined on a country-by-country basis.

	As at February 5, 2010 (inception)	Acquired	Accumulated Amortization	As at December 31, 2011	Accumulated Amortization	As at December 31, 2012
Global Diagnostic License	-	$ 50,000,000	-	$ 50,000,000	-	$ 50,000,000

As at December 31, 2012, the Company has not commenced any services relating to GDL and as a result, no amortization has been recorded.

7.	CAPITAL STOCK

a)

Authorized

100,000 Class A Preferred shares with a par value of $0.001. There were no shares issued and outstanding at December 31, 2012.

300,000,000 Common shares of $0.001 par value.

b)

Issued

95,363,586 Common Shares (94,063,586 common shares – December 31, 2011)

On April 5, 2012, the Company issued an additional 500,000 common shares for cash of $121,652.  On August 17, 2012, the Company issued an additional 100,000 common shares for cash of $49,985.  On September 17, 2012, the Company issued an additional 280,000 common shares for cash of $139,477.  On September 25, 2012, the Company issued an additional 320,000 common shares for cash of $160,000. On October 12, 2012, the Company issued an additional 100,000 common shares for cash of $50,000.

	Number of Shares	Capital Stock	Additional paid in Capital
Capital stock as at December 31, 2010	89,363,586	$ 89,364	$ 47,449,936
Stock issuances in 2011	4,700,000	4,700	1,295,300
Stock based compensation in 2011	-	-	1,124,367
Capital stock as at December 31, 2011	94,063,586	94,064	49,869,603
Stock issuances in 2012	1,300,000	1,300	519,814
Capital stock as at December 31, 2012	95,363,586	$ 95,364	$ 50,389,417

The following table provides consolidated information on the Company’s warrants for as at December 31, 2012.  Each warrant provides the warrant holder the option to purchase one share.

	Number of Warrants	Exercise Price	Exercisable Date	Expiry Date
Warrants issued on February 16, 2011	2,000,000	$0.25	Anytime	February 16, 2013
Warrants issued on February 25, 2011	100,000	$0.25	Anytime	February 25, 2013
Warrants issued on April 10, 2011	2,000,000	$0.25	Anytime	April 10, 2013
Warrants issued on April 15, 2011	100,000	$0.25	Anytime	April 15, 2013
Warrants issued on April 5, 2012	500,000	$0.25	Anytime	April 5, 2014
Warrants outstanding at December 31, 2012	4,700,000	$0.25

8.	INCOME TAXES

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

The Company has a Delaware subsidiary which pays an asset-based tax.  Tax expense in the current year relate to asset based taxes on the Company’s Delaware subsidiary. Other than the Delaware subsidiary, the Company pays taxes based on income. The Company has income tax losses available to be applied against future year’s income as a result of the losses incurred since inception. However, due to the losses incurred since inception and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for income tax losses available for carry forward.

As of December 31, 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.  The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

9.     PROPERTY AND EQUIPMENT

	As at December 31, 2012
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 84,946	$ 15,665	$ 69,281
Furniture & Equipment	20,248	2,080	18,168
Computer equipment	1,936	789	1,147
	$ 107,371	$ 18,534	$ 89,384

As at December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 51,013	$ 3,092	$ 47,921
Computer equipment	2,000	297	1,703
	$ 53,013	$ 3,389	$ 49,624

During the year, the Company began acquiring and using property and equipment which were depreciated accordingly.

10.	EQUITY COMPENSATION

The following table provides consolidated summary information on the Company’s equity compensation plans as at December 31, 2012.

		Weighted Average
	Number of Options	Exercise Price	Fair Value Per Option	Expiry Date
Options outstanding at December 31, 2012 and 2011	4,500,000	0.55	0.25	July 26, 2021

As of December 31, 2012, there was no unrecognized compensation related to non-vested options.

No options were issued in 2012.

11.	RELATED PARTY TRANSACTIONS

During the year, the Company received payments from related parties to fund its operating and investing activities.  Amounts due to related parties are due on demand, are non-interest bearing and approximate fair value due to their short term to maturity.  Amounts due to related parties as at December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012	December 31, 2011

Due from Dr. Moshiri, CEO of the Company	$ 92,235	$ -
Due to a company controlled by a shareholder of the Company	_850,784	649,609
Total	$ 943,019	$ 649,609

12.	LEASE COMMITMENTS

In 2011, the Company entered into lease for premise in Toronto, Ontario.  The lease term is for 60 months. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $22,455 and $30,669 for the years ended December 31, 2012 and 2011 respectively.  Minimum lease commitments under non-cancellable operating leases are as follows:

Year ending December 31
2013	$ 32,429
2014	34,057
2015	35,554
2016	8,982

In addition, the Company is required to pay its pro rata share of common area maintenance costs and property taxes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of our management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2012, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain material weaknesses in our internal control over financial reporting as of December 31, 2012:

●	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Because of the material weaknesses above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance.

The following table sets forth, as of April 1, 2013 the name and age of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his successors has been elected and qualified.

Name	Age	Position

Moshiri Mahmood	56	Chief Executive Officer, President, Chief Medical Officer and Director

Binnay Sethi	45	Vice President and Director

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.  Each of our directors has attended all meetings either in person or via telephone conference. We have no standing committees regarding audit, compensation or other nominating committees.   Each shareholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual shareholders meetings.  All communications from shareholders are relayed to the members of the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Coastline Corporate Services, Inc. with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2012, and 2011 in all capacities for the accounts of our executives.

Name and Position	Year	Salary	Bonus	Stock Compensation	All Other Compensation	Total
Mahmood Moshiri (Chief Executive Officer, President, Chief Medical Officer, Chief Financial Officer and Director)
	2011	56,881	-	499,719(1)	-	556,600
	2012	121,592	-	-	-	121,592

Binnay Sethi (Vice President and Director)
	2011	50,032	-	499,719(1)	-	549,751
	2012	16,755	-	-	-	16,755

(1)

Includes stock options issued on July 26, 2011 to purchase 2,000,000 shares of our common stock at an exercise price of $0.55.

Compensation of Directors

Other than our officers who serve as directors and whose compensation is detailed above, no compensation was paid to our directors in 2012 or 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2012.

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

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 1, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
5% Shareholders
Bowen Financial Advisory Group(3) STE 205 A- Saffrey Square, P.O. Box N 9934 Nassau	8,100,000
Majid Haditaghi 47 Ardmore Crescent, Richmond Hill, Ontario Canada L4B-3P6	8,200,000
Marciafor Holdings, Inc.(4) STE 205 A- Saffrey Square, P.O. Box N 9934 Nassau	8,000,000
Masoud Ataei Nia P.O.Box 117839 Dubai, UAE	6,400,000
Panacea Pharmaceuticals Inc.(5) 209 Perry Parkway, STE 13 Gaithersburg, MD 20877-2143	35,500,000
Directors and Executive Officers

Binnay Sethi (2) 61 Bowan Court Toronto, Ontario Canada M2K 3A7	1,000,000
Moshiri Mahmood (2) 330 Highway #7 East, Suite 502Richmond Hill, Ontario Canada L4B 3P8	16,800,000
All Executive Officers and Directors as a group (2 persons)	19,800,000(2)

(1)	As of April 1, 2013 we have 97,015,586 common shares issued and outstanding
(2)	Includes stock options issued on July 26, 2011 to purchase 2,000,000 shares of our common stock at an exercise price of $0.55.
(3)	We are unaware of who the natural person with voting and investment control over these shares.
(4)	We are unaware of who the natural person with voting and investment control over these shares.
(5)	Hossein A. Ghanbari is the natural person with voting and investment control over these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

 Transactions with Related Persons

The following includes a summary of transactions since the beginning of fiscal 2010, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

The Company received payments from related parties to fund its operating and investing activities.  Amounts due to related parties are due on demand, are non-interest bearing and approximate fair value due to their short term to maturity.  Amounts due to related parties as at December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012	December 31, 2011

Due from Dr. Moshiri, CEO of the Company	$ 92,235	$ -
Due to a company controlled by a shareholder of the Company	_910,260	649,609
Total	$ 1,002,495	$ 649,609

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee.

Item 14. Principal Accounting Feeds and Services.

The following table sets forth the fees billed by our principal independent accountants, EFP Rotenberg, LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2012	2011
Audit Fees	$19,000	16,400
Audit Related Fees	3,960	2,690
Tax Fees	0	0
All Other Fees	0	0

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number		Description
3.1		Certificate of Incorporation (1)
3.2		Bylaws (1)

10.1		Licensing Agreement by and between Panacea Global Inc. and Panacea Pharmaceuticals, Inc., as amended by Amendment No. 2 (2)

21.1		List of Subsidiaries
31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Company Press Release Regarding HAAH Detection, dated September 26, 2012. (3)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

(1)

Filed as an Exhibit on Form SB-2 with the SEC on October 21, 1998

(2)

Filed as an Exhibit on Form 8-K with the SEC on February 21, 2013.

(3)

Filed as an Exhibit on Form 8-K with the SEC on September 28, 2012.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACEA GLOBAL, INC.
By:	/s/ Mahmood Moshiri
Chief Executive Officer, President, Interim Chief Financial Officer and Director

Dated: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mahmood Moshiri	Chief Executive Officer, President	April 1, 2013
Mahmood Moshiri	Interim Chief Financial Officer and Director (Principal Executive, Financial, and Accounting Officer)

/s/ Binnay Sethi	Vice President and Director	April 1, 2013
Binnay Sethi

Exhibit 31.1

Certification of Principal Executive Officer and Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Mahmood Moshiri, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Panacea Global, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Dated: April 1, 2013	/s/ Mahmood Moshiri
Mahmood Moshiri, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as the Principal Executive Officer and Principal Financial Officer of Panacea Global, Inc. (the “Company”), for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)           The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 1, 2013	/s/ Mahmood Moshiri
Mahmood Moshiri, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

This certification accompanies each Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.