Form 10-Q
period 2013-03-31
Panacea Global, Inc.
filed 2013-05-15
CIK 1024048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

(416) 450-6414

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☐   No   ☒

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

There were 96,963,586 shares of the Registrant’s Common Stock outstanding at May 15, 2013.

PANACEA GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2013

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,”“could,” “should,”“would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward looking statements.

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

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Balance Sheets
(Expressed in US Dollars)

	As at March 31, 2013	As at December 31, 2012

Assets
Current
Cash	$ 240,375	$ 109,151
Other assets	49,983	73,226
Total Current Assets	289,358	182,377
Investment (Note 5)	912,526	912,576
Property and equipment (Note 9)	85,667	89,384
Intangible asset, net (Note 6)	50,000,000	50,000,000
Total Non-Current Assets	50,998,193	51,001,960
Total Assets	$ 51,287,551	$ 51,184,337

Liabilities
Current
Accounts payable and accrued liabilities	$ 194,717	$ 293,926
Due to related parties (Note 11)	795,545	943,019
Deferred revenue	1,000,000	1,000,000
License fee payable (Note 5)	1,562,500	1,762,500
Total Liabilities	3,552,762	3,799,445

Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized, none issued (Note 7)	-	-
Capital stock, $0.001 par value; 300,000,000 shares authorized; 96,963,586 issued and outstanding (December 31, 2012 – 95,363,586) (Note 7)	96,964	95,364
Additional paid-in capital	50,890,712	50,389,417
Deficit accumulated during the development stage	(3,356,402)	(3,189,000)
Accumulated other comprehensive income (loss)	103,515	89,111
Total Stockholders' Equity	47,734,789	47,384,892
Total Liabilities and Stockholders’ Equity	$ 51,287,551	$ 51,184,337

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(Expressed in US Dollars)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For the Period from February 5, 2010 (inception) to March 31, 2013

Revenue	$ -	$ -	$ -
Expenses
Professional fees	30,926	118,009	558,715
Cost of reorganization	-	-	39,300
Filing fees	2,301	5,234	28,722
Office and General	111,206	177,263	1,037,131
Depreciation	4,490	3,507	23,024
Stock-based compensation	-	-	1,124,367
Salaries and benefits	18,429	11,653	411,068
Total expenses	167,352	315,666	3,222,327
Equity loss pickup (Note 5)	(50)	(24,518)	(87,474)
Net loss before tax	(167,402)	(340,184)	(3,309,801)
Tax expense	-	(46,601)	(46,601)
Net loss	(167,402)	(386,785)	(3,356,402)
Foreign currency adjustment	14,404	1,151	103,515
Comprehensive Loss	(152,998)	(385,634)	(3,252,887)

Net loss per share-basic and diluted	(0.00)	(0.00)	(0.04)
Weighted number of shares outstanding- basic and diluted	95,710,253	94,063,586	85,827,572

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

	Common Shares	Amount	Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit during the Development Stage	Total Stockholders' Equity
Balance, February 5, 2010 (inception)	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock for cash	6,000,000	6,000	1,815,114	-	-	1,821,114
Issuance of common stock for services	39,300,000	39,300	-	-	-	39,300
Issuance of common stock for License	35,500,000	35,500	47,464,500	-	-	47,500,000
Reverse merger with MoneyLogix	14,563,586	14,564	(14,564)	-	-	-
Foreign currency exchange adjustment	-	-	-	89,111	-	89,111
Stock based compensation	-	-	1,124,367	-	-	1,124,367
Net loss	-	-	-	-	(3,189,000)	(3,189,000)
Balance, December 31, 2012	94,363,586	$ 95,364	$ 50,389,417	89,111	(3,189,000)	47,384,892

Issuance of common stock for cash	1,600,000	1,600	501,295	-	-	502,895
Foreign currency exchange adjustment	-	-	-	14,404	-	14,404
Net loss	-	-	-	-	(167,402)	(167,402)
Balance, March 31, 2013	95,963,586	$ 96,964	$ 50,890,712	103,515	(3,356,402)	47,734,789

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)

For the Three

    For the Three

        For the Period from

Months Ended

    Months Ended

        February 5, 2010

March 31, 2013

    March 31, 2012

       (inception) to March 31, 2013

Cash Flows from Operating Activities
Net loss	$ (167,402)	$ (386,785)	$ (3,356,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed loss on joint venture (Note 5)	50	24,518	87,474
Depreciation	4,490	3,507	23,024
Stock-based compensation	-	-	1,124,367
Stock issued for services	-	-	39,300
	(162,862)	(358,760)	(2,082,237)
Change in assets and liabilities:
Other assets	24,243	(239)	(48,983)
Accounts payable and accrued liabilities	(99,209)	116,925	194,717
Deferred revenue	-	-	1,000,000
License fee payable	-	(100,000)	(937,500)
Net cash used in operating activities	(237,828)	(342,074)	(1,874,003)
Cash Flows from Investing Activities
Undistributed loss on joint venture (Note 5)	-	-	(1,000,000)
Purchases of property and equipment	(773)	(40,099)	(108,691)
Net cash used in investing activities	(773)	(40,099)	(1,108,691)
Cash flows from Financing Activities
Issuance of common stock	502,895	-	2,324,009
Due to related parties	(147,474)	229,905	795,545
Net cash provided by financing activities	355,421	229,905	3,119,554
Effect of exchange rate on cash	14,404	1,151	103,515
Net change in cash	131,224	(151,117)	240,375
Cash, beginning of year	109,151	328,662	-
Cash, end of year	$ 240,375	$ 177,545	240,375
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

1.	NATURE OF OPERATIONS AND ORGANIZATION

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

These interim condensed consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to raise additional finance to fund its operations and develop profitable operations. Accumulated net losses from inception to March 31, 2013 totaled $3,356,402.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. There is no assurance that the Company will be able to obtain such financing. These conditions create material uncertainty that cast significant doubt about the Company’s ability to continue as a going concern.

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

The interim condensed consolidated financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2012 year end annual consolidated audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The functional currency of the Company is Canadian dollars. The functional currency of the Company’s subsidiaries is United States dollars.  The interim condensed financial statements of the Company have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income (Loss). The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Loss, was $14,404 for the three months ended March 31, 2013. For the period from inception (February 5, 2010) through March 31, 2013, $103,515 of foreign currency translation adjustment was included in Accumulated Other Comprehensive Income (Loss).

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

Financial Instruments

In accordance with ASC 825-10-50, Defining Fair Value Measurement, the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2013, the carrying value of accounts payable and accrued liabilities, due to related parties and license fee payable approximate their fair value because of the short-term maturity of these instruments.  The fair value of the investment is not readily determinable.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on March 31, 2013 and noted no impairment.

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

As at December 31, 2011, the Company engaged a third party professional valuation firm to review the license agreement and determine an appropriate representation of fair value of the intangible asset. The valuation report considered current conditions of the Company and industry as well as projections of future performance based on management’s judgment of the likelihood of future outcomes. Results of the valuation report indicated that the intangible asset was not impaired as of December 31, 2011.  As at March 31, 2013, management is of the opinion that there has been no change to those circumstances.

As of March 31, 2013 and December 31, 2012, the Company has not made any payments against the license fee payable and the amount due remains at $1,562,500.

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

Sublicensing revenues of $1,000,000 had been recorded in deferred revenues for the year ended December 31, 2011, and will be taken into revenues once Laboratories commences operations. The amount of deferred revenues is unchanged since December 31, 2011. Upon the recognition of revenue, the Company will recognize its liability to reimburse Panacea Pharmaceuticals 25% of all sublicensing revenue as disclosed above in under the terms of the license agreement.

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

Investment in Laboratories

November 18, 2011 (initial value)	$1,000,000
Share of losses up to December 31, 2012	(87,424)
December 31, 2012	912,576
Share of loss for the 3 months ended March 31, 2013	(50)
March 31, 2013	$912,526

The investment in Laboratories was $912,526 and $912,576 as of March 31, 2013 and December 31, 2012 respectively.  The reduction in the investment during the 3 months ended March 31, 2013 represents the Company’s share of the operating expenses incurred at laboratories.

6.	INTANGIBLE ASSET

The Company’s intangible asset consists of the GDL, as described in Note 5, which contains certain issued and pending patent rights. Upon commencement of licensed services to customers, amortization will be taken over the estimated useful life of the respective patent rights, which vary and are determined on a country-by-country basis.

	As at February 5, 2010 (inception)	Acquired	Accumulated Amortization	As at December 31, 2012	Accumulated Amortization	As at March 31, 2013
Global Diagnostic License	-	$ 50,000,000	-	$ 50,000,000	-	$ 50,000,000

As at March 31, 2013, the Company has not commenced any services relating to GDL and as a result, no amortization has been recorded.

7.	CAPITAL STOCK

a)

Authorized

100,000 Class A Preferred shares with a par value of $0.001. There were no shares issued and outstanding at March 31, 2013.

300,000,000 Common shares of $0.001 par value.

b)

Issued

96,963,586 Common Shares (95,363,586 common shares – December 31, 2012)

On April 5, 2012, the Company issued an additional 500,000 common shares for cash of $121,652.  On August 17, 2012, the Company issued an additional 100,000 common shares for cash of $49,985.  On September 17, 2012, the Company issued an additional 280,000 common shares for cash of $139,477.  On September 25, 2012, the Company issued an additional 320,000 common shares for cash of $160,000. On October 12, 2012, the Company issued an additional 100,000 common shares for cash of $50,000. On February 25, 2013, the Company issued an additional 200,000 common shares for cash of $50,000. On February 28, 2013, the Company issued an additional 600,000 common shares for cash of $250,000. On March 22, 2013, the Company issued an additional 200,000 common shares for cash of $50,000. On March 27, 2013, the Company issued an additional 600,000 common shares for cash of $152,895.

	Number of Shares	Capital Stock	Additional paid in capital
Capital stock as at December 31, 2010	89,363,586	$89,364	$47,449,936
Stock issuances in 2011	4,700,000	4,700	1,295,300
Stock based compensation in 2011	-	-	1,124,367
Capital stock as at December 31, 2011	94,063,586	94,064	49,869,603
Stock issuances in 2012	1,300,000	1,300	519,814
Capital stock as at December 31, 2012	95,363,586	$95,364	$50,389,417
Stock issuance in 2013	1,600,000	1,600	501,295
Capital stock as at March 31, 2013	96,963,586	$96,964	$50,890,712

The following table provides consolidated information on the Company’s warrants for as at March 31, 2013.  Each warrant provides the warrant holder the option to purchase one share.

	Number of Warrants	Exercise Price	Exercisable Date	Expiry Date
Warrants issued on April 10, 2011	2,000,000	$0.25	Anytime	April 10, 2013
Warrants issued on April 15, 2011	100,000	$0.25	Anytime	April 15, 2013
Warrants issued on April 5, 2012	500,000	$0.25	Anytime	April 5, 2014
Warrants exercised on March 27, 2013	(600,000)	$0.25
Warrants exercised on February 25, 2013	(200,000)	$0.25
Warrants exercised on February 28, 2013	(200,000)	$0.25
Warrants exercised on March 22, 2013	(200,000)	$0.25
Warrants outstanding as at March 31, 2013	1,400,000	$0.25

8.	INCOME TAXES

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

As of March 31, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.  The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

9.     PROPERTY AND EQUIPMENT

	As at March 31, 2013
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 85,379	$ 19,129	$ 66,250
Furniture & Equipment	21,366	3,020	18,346
Computer equipment	1,946	875	1,071
	$ 108,691	$ 23,024	$ 85,667

	As at December 31, 2012
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 85,379	$ 15,665	$ 69,714
Furniture & Equipment	20,594	2,080	18,513
Computer equipment	1,936	789	1,157
	$ 107,918	$ 18,534	$ 89,384

10.	EQUITY COMPENSATION

The following table provides consolidated summary information on the Company’s equity compensation plans as at March 31, 2013.

		Weighted Average
	Number of Options	Exercise Price	Fair Value Per Option	Expiry Date
Options outstanding at March 31, 2013 and December 31, 2012	4,500,000	0.55	0.25	July 26, 2021

As of March 31, 2013, there was no unrecognized compensation related to non-vested options.

No options were issued for the three months ended March 31, 2013.

11.	RELATED PARTY TRANSACTIONS

During the year, the Company paid back amounts due to related parties, which had been advanced in the past to fund its operating and investing activities.  Amounts due to related parties are due on demand, are non-interest bearing and approximate fair value due to their short term to maturity.  Amounts due from Dr. Moshiri, CEO, relate to advances for business related travel and are short-term in nature. Amounts due to related parties as at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012

Due to (from) Dr. Moshiri, CEO of the Company	$ (8,104)	$ 92,235
Due to a company controlled by a shareholder of the Company	_803,649	_850,784
Total	$ 795,545	$ 943,019

12.	LEASE COMMITMENTS

In 2011, the Company entered into lease for premise in Toronto, Ontario.  The lease term is for 60 months. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $7,728 and $7,485 for the three months ended March 31, 2013 and 2012 respectively. In addition, the Company is required to pay its pro rata share of common area maintenance costs and property taxes.

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

As of March 31, 2013, we are in the development stage and have negative working capital, have not earned any revenues from operations and have accumulated a deficit.

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

Results of Operations

As of March 31, 2013, the Company had not begun its business operations in connection with the Licensing Agreement.  Accordingly, we have not had any revenues during the three ended March 31, 2013 or during the period from February 5, 2010 (inception) to March 31, 2013.

Total expenses for the three months ended March 31, 2013 were $167,402, as compared to total expenses of $340,184 for the three months ended March 31, 2012 and $3,309,801 for the period from February 5, 2010 (inception) to March 31, 2013.  The decrease in expenses for the three months ended March 31, 2013 was primarily attributable to professional fees and office and general expenses.

The Company recorded a net loss of $167,402 for the three months ended March 31, 2013.  We recorded a net loss for the three months ended March 31, 2012 of $386,785 and a net loss of $3,356,402 for the period from February 5, 2010 (inception) to March 31, 2013.

Liquidity and Capital Resources

At March 31, 2013 the Company had $51,287,550 in assets comprised of the $50,000,000 intangible asset, investment of $912,526, property and equipment totaling $85,666, $240,375 cash in hand and other assets of $48,983. The intangible asset allows the Company to develop market and use licensed products related to HAAH based laboratory tests. Comparatively, at December 31, 2012 we had $51,184,337 in assets comprised of the $50,000,000 intangible asset, investment of $912,576, property and equipment totaling $89,384, cash in hand of $109,151 and other assets of $73,226.

At March 31, 2013 the Company had liabilities of $3,552,761 comprised of the license fee payable of $1,562,500, deferred revenue of $1,000,000, amounts due to related parties of $795,545 and accounts payable and accrued liabilities totaling $194,716. Comparatively at December 31, 2012, we had $3,799,445 in liabilities comprised of the license fee payable of $1,562,500, deferred revenue of $1,000,000, amounts due to related parties of $943,019 and accounts payable and accrued liabilities totaling $293,926.

Net cash used in operating activities during the three months ended March 31, 2013 was $237,829 and was $1,874,004 for the period from February 5, 2010 (inception) to March 31, 2013. Net cash used in investing activities was $772 for the three months ended March 31, 2013 due to the purchase of property and equipment and was $1,874,004 for the period from February 5, 2010 (inception) to March 31, 2013 due to the company’s investment in Panacea Laboratories, Inc. and the purchase of property and equipment. Net cash provided by financing activities during the three months ended March 31, 2013 was $355,421 due to financing from related parties and was $3,119,554 for the period from February 5, 2010 (inception) to March 31, 2013 due to financing from related parties and the issuance of common stock.

As there were no revenues from operating activities as of March 31, 2013, we must rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that we will need to rely upon new capital contributions to pay our liabilities.

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

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to March 31, 2013 total $3,356,402. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on December 31, 2011 indicating no impairment. As at March 31, 2013, management is of the opinion that there have been no changes in circumstances.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. This evaluation was accomplished under the supervision and with the participation of our chief executive officer and chief financial officer who concluded that our disclosure controls and procedures are not effective due to material weakness to ensure that all material information required to be filed in the Form 10-Q has been made known to them.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain material weaknesses in our internal control over financial reporting as of March 31, 2013:

●	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Because of the material weaknesses above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2013, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

The following descriptions have previously been disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013:

On October 7, 2011, Moneylogix Group, Inc., Maximus Investments, Inc. (pursuant to public records, Maximus Investments, Inc. was incorporated on October 18, 2011 and the directors of record for this entity consist of Gary Cilevitz and Alex Haditaghi), Bakirkoy Financial Holdings, Inc. (pursuant to public records, the directors of record for this entity consist of Farideh Ronbakhsh and Alex Haditaghi), Bowen Financial Advisory Group LTD. (pursuant to public records, Bowen Financial Advisory Group LTD was incorporated on August 4, 2011 and the director of record for this entity consists of Vahid Haditaghi), Marciafor Holdings, Inc. (pursuant to public records, Marciafor Holdings, Inc. was incorporated on August 4, 2011 and the director of record for this entity consists of Gary Cilevitz),Alex Haditaghiand Gary Cilevitz (collectively, the “Plaintiffs”) filed a lawsuit in the Superior Court of Justice in Ontario Canada against the Company, Panacea Pharmaceuticals, Inc., a corporation organized under the laws of the State of Maryland and a principal shareholder of the Company, MahnazAlikhani, Hossein Ghanbari, Stephen Keith, the Company’s Chief Executive Officer and Director Mahmood Moshiri, and the Company’s Vice President and Director Binnay Sethi (collectively, the “Defendants”) (the “Lawsuit”). The Plaintiffs’ lawsuit seeks damages relating to an allegation that the operations of the Company have been conducted in a manner that is unfairly prejudicial to the interests of the Plaintiffs. To the best of the Company’s knowledge, the Lawsuit has not yet been served on the various U.S.-based Defendants named therein.

The Lawsuit alleges, among other things, that the Defendants have breached their obligations pursuant to a consulting agreement, as well as to certain verbal agreements, regarding that certain share exchange agreement dated June 30, 2010,as reported in the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2010 (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company acquired its subsidiary, Panacea Delaware. In addition, the Plaintiffs ask that certain disclosures in the Company’s SEC reports relating to the Share Exchange Agreement, the other transactions contemplated thereby and certain other matters be amended. The Plaintiffs have also sought to have the shares issued to the former shareholders of Panacea Delaware, now the principal and majority shareholders of the Company, be cancelled. They also seek to restrain the Defendants from proceeding with a reverse stock split identified in SEC filings. Furthermore, the Plaintiffs seek to have the Company’s former director and principal executive officer reappointed as a director of the Company and the current officers and directors of the Company resign from their respective positions. The Plaintiffs have also demanded that the Company provide copies of all accounting records and tax returns of the Company and Panacea Delaware from 2009 to the present. In addition, the Plaintiffs have requested that the Company provide certain share certificates to their alleged proper owners. The Plaintiffs have also claimed that they have been unable to dispose of their holdings of the Company’s common stock due to the Company’s alleged refusal to remove the transfer restrictions on the Plaintiffs shares. The Plaintiffs also allege that the Company must issue 5,000,000 warrants to purchase the Company’s common stock to Maximus Investments, Inc. In sum, the Plaintiffs seek a total of $24,295,000 in damages (including punitive damages), as well as pre-judgment interest, post-judgment interest and costs. The Company believes the Plaintiffs’ claims against it are entirely without merit.

The Company intends to vigorously defend itself against and pursue, as applicable, its legal recourses against the Plaintiffs and has retained Canadian counsel in furtherance thereof. As part of these efforts, the Company has signaled its intention to bring a motion to dismiss on the basis of lack of jurisdiction, which was currently set to proceed in April 2013, however the proceeding has been delayed and is uncertain when the motion to dismiss will be heard.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

On February 25, 2013, the Company issued an additional 200,000 common shares to an investor in exchange for $50,000

On February 28, 2013, the Company issued an additional 600,000 common shares to two investors in exchange for $250,000.

On March 22, 2013, the Company issued an additional 200,000 common shares to an investor in exchange for $50,000.

On March 27, 2013, the Company issued an additional 600,000 common shares to an investor in exchange for $152,895.

All of the foregoing securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated there under since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

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

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACEA GLOBAL, INC.

Dated: May 15, 2013	By:	/s/ Mahmood Moshiri
Mahmood Moshiri
Chief Executive Officer and President, (Duly Authorized Officer, Principal Executive Officer , and Principal Financial Officer