Form 10-Q
period 2013-06-30
Panacea Global, Inc.
filed 2013-08-14
CIK 1024048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

There were 98,615,586 shares of the Registrant’s Common Stock outstanding at August 14, 2013.

PANACEA GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2013

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Balance Sheets
(Expressed in US Dollars)
	As at June 30, 2013	As at December 31, 2012

Assets
Current
Cash	$ 311,695	$ 109,151
Other assets	81,082	73,226
Total Current Assets	392,777	182,377
Investment (Note 5)	918,222	912,576
Property and equipment (Note 9)	94,654	89,384
Intangible asset, net (Note 6)	50,000,000	50,000,000
Total Non-Current Assets	51,012,876	51,001,960
Total Assets	$ 51,405,653	$ 51,184,337

Liabilities
Current
Accounts payable and accrued liabilities	$ 217,332	$ 293,926
Due to related parties (Note 11)	768,873	943,019
Deferred revenue	1,000,000	1,000,000
License fee payable (Note 5)	1,239,056	1,562,500
Total Liabilities	3,225,261	3,799,445

Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized, none issued (Note 7)	-	-
Capital stock, $0.001 par value; 300,000,000 shares authorized; 98,615,586 issued and outstanding (December 31, 2012 – 95,363,586) (Note 7)	98,616	95,364
Additional paid-in capital	51,665,253	50,389,417
Deficit accumulated during the development stage	(3,693,241)	(3,189,000)
Accumulated other comprehensive income	109,764	89,111
Total Stockholders' Equity	48,180,392	47,384,892
Total Liabilities and Stockholders’ Equity	$ 51,405,653	$ 51,184,337

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(Expressed in US Dollars)
For the Three Months Ended June 30, 2013		For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Period from February 5, 2010 (inception) to June 30, 2013

Revenue	$ -	$ -	$ -	$ -	$ -
Expenses
Professional fees	72,094	68,013	103,020	186,022	630,809
Cost of reorganization	-	-	-	-	39,300
Filing fees	2,039	2,980	4,340	8,214	30,761
Office and General	193,839	83,489	305,045	260,752	1,230,970
Depreciation	4,859	3,899	9,349	7,406	27,883
Stock-based compensation	-	-	-	-	1,124,367
Salaries and benefits	69,704	999	88,133	12,652	480,772
Total expenses	342,535	159,380	509,887	475,046	3,564,862
Equity income/(loss) pickup (Note 5)	5,696	25,632	5,646	1,114	(81,778)
Net loss before tax	(336,839)	(133,748)	(504,241)	(473,932)	(3,646,640)
Tax expense	-	-	-	(46,601)	(46,601)
Net loss	(336,839)	(133,748)	(504,241)	(520,533)	(3,693,241)
Foreign currency adjustment	6,249	269	20,653	1,420	109,764
Comprehensive Loss	(330,590)	(133,479)	(483,588)	(519,113)	(3,583,477)

Net loss per share-basic and diluted	(0.00)	(0.00)	(0.01)	(0.01)	(0.04)
Weighted number of shares outstanding-basic and diluted	98,133,872	94,536,412	97,551,962	94,301,291	97,551,962

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)
	Common Shares	Amount	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit during the Development Stage	Total Stockholders' Equity
Balance, February 5, 2010 (inception)	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock for cash	6,000,000	6,000	1,815,114	-	-	1,821,114
Issuance of common stock for services	39,300,000	39,300	-	-	-	39,300
Issuance of common stock for License	35,500,000	35,500	47,464,500	-	-	47,500,000
Reverse merger with MoneyLogix	14,563,586	14,564	(14,564)	-	-	-
Foreign currency exchange adjustment	-	-	-	89,111	-	89,111
Stock based compensation	-	-	1,124,367	-	-	1,124,367
Net loss	-	-	-	-	(3,189,000)	(3,189,000)
Balance, December 31, 2012	95,363,586	$ 95,364	$ 50,389,417	89,111	(3,189,000)	47,384,892

Issuance of common stock for cash	3,252,000	3,252	1,275,836	-	-	1,279,088
Foreign currency exchange adjustment	-	-	-	20,653	-	20,653
Net loss	-	-	-	-	(504,241)	(504,241)
Balance, June 30, 2013	98,615,586	$ 98,616	$ 51,665,253	109,764	(3,693,241)	48,180,392

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Panacea Global, Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)

Cash Flows from Operating Activities	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30,2012	For the Period from February 5, 2010 (inception) to June 30, 2013
Net loss	$ (504,241)	$ (520,533)	$ (3,693,241)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income)/Loss pickup on joint venture (Note 5)	(5,646)	(1,114)	81,778
Depreciation	9,349	7,406	27,883
Stock-based compensation	-	-	1,124,367
Stock issued for services	-	-	39,300
	(500,538)	(514,241)	(2,419,913)
Change in assets and liabilities:
Other assets	(7,856)	(15,615)	(81,082)
Accounts payable and accrued liabilities	(76,594)	139,560	217,332
Deferred revenue	-	-	1,000,000
License fee payable	(323,444)	(200,000)	(1,260,994)
Net cash used in operating activities	(908,432)	(590,296)	(2,544,607)
Cash Flows from Investing Activities
Undistributed loss on joint venture (Note 5)	-	-	(1,000,000)
Purchases of property and equipment	(14,619)	(52,446)	(122,537)
Net cash used in investing activities	(14,619)	(52,446)	(1,122,537)
Cash flows from Financing Activities
Issuance of common stock	1,279,088	121,652	3,100,202
Due to related parties	(174,146)	217,006	768,873
Net cash provided by financing activities	1,104,942	338,658	3,869,075
Effect of exchange rate on cash	20,653	1,420	109,764
Net change in cash	202,544	(302,664)	311,695
Cash, beginning of year	109,151	328,662	-
Cash, end of year	$ 311,695	$ 25,998	311,695
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Panacea Global, Inc.

(A Development Stage Company)

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in US Dollars)

June 30, 2013

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

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standard Codification (“ASC”) 915 Accounting and Reporting by Development Stage Enterprises.  Among the disclosures required by ASC 915 are that the Company's consolidated financial statements be identified as those of a development stage company, and that the consolidated statements of comprehensive loss, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

3.	GOING CONCERN

These interim condensed consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to raise additional finance to fund its operations and develop profitable operations. Accumulated net losses from inception to June 30, 2013 totaled $3,693,241.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. There is no assurance that the Company will be able to obtain such financing. These conditions create material uncertainty that cast significant doubt about the Company’s ability to continue as a going concern.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The functional currency of the Company is Canadian dollars. The functional currency of the Company’s subsidiaries is United States dollars.  The interim condensed financial statements of the Company have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income (Loss). The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Loss, was $6,249 for the three months ended June 30, 2013 and $20,653 for the six months ended June 30, 2013. For the period from inception (February 5, 2010) through June 30, 2013, $109,764 of foreign currency translation adjustment was included in Accumulated Other Comprehensive Income (Loss).

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

Financial Instruments

In accordance with ASC 825-10-50, Defining Fair Value Measurement, the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2013, the carrying value of accounts payable and accrued liabilities, due to related parties and license fee payable approximate their fair value because of the short-term maturity of these instruments.  The fair value of the investment is not readily determinable.

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

	Method	Rate
Computer equipment	Declining balance	30%
Furniture and equipment	Declining balance	20%
Lab equipment	Declining balance	30%
Leasehold improvements	Declining balance	20%

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

As at December 31, 2011, the Company engaged a third party professional valuation firm to review the license agreement and determine an appropriate representation of fair value of the intangible asset. The valuation report considered current conditions of the Company and industry as well as projections of future performance based on management’s judgment of the likelihood of future outcomes. Results of the valuation report indicated that the intangible asset was not impaired as of December 31, 2011.  As at June 30, 2013, management is of the opinion that there has been no change to those circumstances.

The Company made license fee payments of $323,444 for the 3 months ending June 30, 2013 ($100,000 – June 30, 2012), and $323,444 for the 6 months ending June 30, 2013 ($200,000 – June 30, 2012), which has reduced the Company’s license fee payable to $1,239,056.

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

Sublicensing revenues of $1,000,000 had been recorded in deferred revenues for the year ended December 31, 2011, and will be taken into revenues once Laboratories commences operations. The amount of deferred revenues is unchanged since December 31, 2011. Upon the recognition of revenue, the Company will recognize its liability to reimburse Panacea Pharmaceuticals 25% of all sublicensing revenue as disclosed under the terms of the license agreement.

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

Investment in Laboratories

November 18, 2011 (initial value)	$1,000,000
Share of losses up to December 31, 2012	(87,424)
December 31, 2012	912,576
Share of gain for the six months ended June 30, 2013	5,646
June 30, 2013	$918,222

The investment in Laboratories was $918,222 and $912,576 as of June 30, 2013 and December 31, 2012 respectively.  The increase in the investment during the six months ended June 30, 2013 represents a reversal of previously recognized operating expenses incurred at laboratories.

6.	INTANGIBLE ASSET

The Company’s intangible asset consists of the GDL, as described in Note 5, which contains certain issued and pending patent rights. Upon commencement of licensed services to customers, amortization will be taken over the estimated useful life of the respective patent rights, which vary and are determined on a country-by-country basis.

	As at February 5, 2010 (inception)	Acquired	Accumulated Amortization	As at December 31, 2012	Accumulated Amortization	As at June 30, 2013
Global Diagnostic License	-	$ 50,000,000	-	$ 50,000,000	-	$ 50,000,000

As at June 30, 2013, the Company has not commenced any services relating to GDL and as a result, no amortization has been recorded.

7.	CAPITAL STOCK

a)

Authorized

100,000 Class A Preferred shares with a par value of $0.001. There were no shares issued and outstanding at June 30, 2013.

300,000,000 Common shares of $0.001 par value.

b)

Issued

98,615,586 Common Shares (95,363,586 common shares – December 31, 2012)

	Number of Shares	Capital Stock	Additional paid in capital
Capital stock as at December 31, 2010	89,363,586	$89,364	$47,449,936
Stock issuances in 2011	4,700,000	4,700	1,295,300
Stock based compensation in 2011	-	-	1,124,367
Capital stock as at December 31, 2011	94,063,586	94,064	49,869,603
Stock issuances in 2012	1,300,000	1,300	519,814
Capital stock as at December 31, 2012	95,363,586	$95,364	$50,389,417
Stock issuance in 2013	3,252,000	3,252	1,275,836
Capital stock as at June 30, 2013	98,615,586	$98,616	$51,665,253

Regular Share Issuances:

On April 5, 2012, the Company issued an additional 500,000 common shares for cash of $121,652.  On August 17, 2012, the Company issued an additional 100,000 common shares for cash of $49,985.  On September 17, 2012, the Company issued an additional 280,000 common shares for cash of $139,477.  On September 25, 2012, the Company issued an additional 320,000 common shares for cash of $160,000. On October 12, 2012, the Company issued an additional 100,000 common shares for cash of $50,000. On February 28, 2013, the Company issued an additional 400,000 common shares for cash of $200,000. On April 15, 2013, the Company issued an additional 120,000 common shares for cash of $60,000.  On April 24, 2013, the Company issued an additional 12,000 common shares for cash of $5,000.  On April 25, 2013, the Company issued an additional 1,360,000 common shares for cash of $660,000.

Warrants Exercised - Share Issuances:

On February 25, 2013, the Company issued an additional 200,000 common shares for cash of $50,000. On February 28, 2013, the Company issued an additional 200,000 common shares for cash of $50,000.

On March 22, 2013, the Company issued an additional 200,000 common shares for cash of $50,000.

On March 27, 2013, the Company issued an additional 600,000 common shares for cash of $152,895. On May 22, 2013, the Company issues an additional 200,000 common shares for cash of $50,000.

The following table provides consolidated information on the Company’s warrants as at June 30, 2013.  Each warrant provides the warrant holder the option to purchase one share.

	Number of Warrants	Exercise Price	Exercisable Date	Expiry Date
Warrants issued on April 10, 2011	2,000,000	$0.25	Anytime	April 10, 2013
Warrants issued on April 15, 2011	100,000	$0.25	Anytime	April 15, 2013
Warrants issued on April 5, 2012	500,000	$0.25	Anytime	April 5, 2014
Warrants exercised on February 25, 2013	(200,000)	$0.25
Warrants exercised on February 28, 2013	(200,000)	$0.25
Warrants exercised on March 22, 2013	(200,000)	$0.25
Warrants exercised on March 27, 2013	(600,000)	$0.25
Warrants exercised on May 22, 2013	(200,000)	$0.25
Warrants expired on April 10, 2013	(600,000)	$0.25
Warrants expired on April 15, 2013	(100,000)	$0.25
Warrants outstanding as at June 30, 2013	500,000	$0.25

8.	INCOME TAXES

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

As of June 30, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.  The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

9.     PROPERTY AND EQUIPMENT

	As at June 30, 2013
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 85,379	$ 22,420	$ 62,959
Furniture & Equipment	20,594	3,933	16,661
Lab Equipment	14,618	576	14,042
Computer equipment	1,946	954	992
	$122,537	$ 27,883	$ 94,654

	As at December 31, 2012
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 85,379	$ 15,665	$ 69,714
Furniture & Equipment	20,594	2,080	18,513
Computer equipment	1,936	789	1,157
	$ 107,918	$ 18,534	$ 89,384

10.	EQUITY COMPENSATION

The following table provides consolidated summary information on the Company’s equity compensation plans as at June 30, 2013.

		Weighted Average
	Number of Options	Exercise Price	Fair Value Per Option	Expiry Date
Options outstanding at June 30, 2013 and December 31, 2012	4,500,000	0.55	0.25	July 26, 2021

As of June 30, 2013, there was no unrecognized compensation related to non-vested options.

No options were issued for the six months ended June 30, 2013.

11.	RELATED PARTY TRANSACTIONS

During the year, the Company paid back amounts due to related parties, which had been advanced in the past to fund its operating and investing activities.  Amounts due to related parties are due on demand, are non-interest bearing and approximate fair value due to their short term to maturity.  Amounts due from Dr. Moshiri, CEO, relate to advances for business related travel and are short-term in nature. Amounts due to related parties as at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012

Due to (from) Dr. Moshiri, CEO of the Company	$ (7,833)	$ 92,235
Due to a company controlled by a shareholder of the Company	776,706	_850,784
Total	$ 768,873	$ 943,019

12.	LEASE COMMITMENTS

In 2011, the Company entered into a lease for premises in Toronto, Ontario.  The lease term is for 60 months. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $15,962 and $15,213 for the six months ended June 30, 2013 and 2012 respectively.

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

As of June 30, 2013, we are in the development stage and have negative working capital, have not earned any revenues from operations and have accumulated a deficit.

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

Results of Operations

As of June 30, 2013, the Company had not begun its business operations in connection with the Licensing Agreement. Accordingly, we have not had any revenues during the three months ended June 30, 2013 or during the period from February 5, 2010 (inception) to June 30, 2013.

Total expenses for the three and six months ended June 30, 2013 were $336,839 and $504,241, respectively, as compared to total expenses of $133,748 and $473,932 for the three and six months ended June 30, 2012 and $3,646,640 for the period from February 5, 2010 (inception) to June 30, 2013.  The increase in expenses for the three and six months ended June 30, 2013 was primarily attributable to professional fees and office and general expenses.

The Company recorded a net loss of $336,839 and $504,241 for the three and six months ended June 30, 2013, respectively.  We recorded a net loss for the three and six months ended June 30, 2012 of $133,748 and $520,533, respectively, and a net loss of $3,693,241 for the period from February 5, 2010 (inception) to June 30, 2013.

Liquidity and Capital Resources

At June 30, 2013, the Company had $51,405,653 in assets comprised of the $50,000,000 intangible asset, investment of $918,222, net property and equipment totaling $94,654, $311,695 cash in hand and other assets of $81,082. The intangible asset allows the Company to develop market and use licensed products related to HAAH based laboratory tests. Comparatively, at December 31, 2012 we had $51,184,337 in assets comprised of the $50,000,000 intangible asset, investment of $912,576, property and equipment totaling $89,384, cash in hand of $109,151 and other assets of $73,226.

At June 30, 2013, the Company had liabilities of $3,225,262 comprised of the license fee payable of $1,239,056, deferred revenue of $1,000,000, amounts due to related parties of $768,873 and accounts payable and accrued liabilities totaling $217,333. Comparatively at December 31, 2012, we had $3,799,445 in liabilities comprised of the license fee payable of $1,562,500, deferred revenue of $1,000,000, amounts due to related parties of $943,019 and accounts payable and accrued liabilities totaling $293,926.

Net cash used in operating activities during the six months ended June 30, 2013 was $908,432 and was $2,544,607 for the period from February 5, 2010 (inception) to June 30, 2013. Net cash used in investing activities was $14,619 for the six months ended June 30, 2013 due to the purchase of property and equipment and was $1,122,537 for the period from February 5, 2010 (inception) to June 30, 2013 due to the company’s investment in Panacea Laboratories, Inc. and the purchase of property and equipment. Net cash provided by financing activities during the six months ended June 30, 2013 was $1,104,942 due to financing from related parties and was $3,869,075 for the period from February 5, 2010 (inception) to June 30, 2013 due to financing from related parties and the issuance of common stock.

As there were no revenues from operating activities as of June 30, 2013, we must rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that we will need to rely upon new capital contributions to pay our liabilities.

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

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to June 30, 2013 total $3,693,241. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on December 31, 2011 indicating no impairment. As at June 30, 2013, management is of the opinion that there have been no changes in circumstances.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. This evaluation was accomplished under the supervision and with the participation of our chief executive officer and chief financial officer who concluded that our disclosure controls and procedures are not effective due to material weakness to ensure that all material information required to be filed in the Form 10-Q has been made known to them.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain material weaknesses in our internal control over financial reporting as of June 30, 2013:

•

Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•

Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Because of the material weaknesses above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2013, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

The Company intends to vigorously defend itself against and pursue, as applicable, its legal recourses against the Plaintiffs and has retained Canadian counsel in furtherance thereof. As part of these efforts, the Company has signaled its intention to bring a motion to dismiss on the basis of lack of jurisdiction, which was currently set to proceed in April 2013; however, the proceeding has been delayed and is uncertain when the motion to dismiss will be heard.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds.

On April 15, 2013, the Company issued an additional 120,000 common shares to two investors in exchange for $60,000, as a regular share issuance.

On April 24, 2013, the Company issued an additional 12,000 common shares to an investor in exchange for $6,000, as a regular share issuance.

On April 25, 2013, the Company issued an additional 1,320,000 common shares to an investor in exchange for $660,000, as a regular share issuance.

On May 22, 2013, the Company issued an additional 200,000 common shares to an investor in exchange for $50,000, as a result of the exercising of warrants.

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

PANACEA GLOBAL, INC.

Dated: August 14, 2013	By:	/s/ Mahmood Moshiri
Mahmood Moshiri
Chief Executive Officer and President, (Duly Authorized Officer, Principal Executive Officer , and Principal Financial Officer)