Form 10-K
period 2013-12-31
Panacea Global, Inc.
filed 2014-03-31
CIK 1024048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013: $41,991,817.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

As of March 24, 2014, there were 105,497,586 shares of common stock, $0.001 par value, outstanding.

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

Overview

We are a corporation incorporated under the laws of Nevada in 1995.  On June 30, 2010 we entered into a share exchange agreement with Panacea Global, Inc., a privately held Delaware corporation (“Panacea Delaware”), and the shareholders of Panacea Delaware (the “Share Exchange Agreement”) pursuant to which we acquired all of the outstanding capital stock of Panacea Delaware from the Panacea Delaware shareholders and Panacea Delaware became our wholly owned subsidiary and our operating business.  Through Panacea Delaware, we are a biopharmaceutical company that anticipates selling early detection cancer tests through our licensing agreement with Panacea Pharmaceuticals, Inc. (“Pharmaceuticals”).

On June 2, 2011, we filed a Certificate of Amendment to our Articles of Incorporation with the State of Nevada changing the Company’s name to Panacea Global, Inc.

As of December 31, 2013, we are in the development stage and have negative working capital, have not earned any revenues from operations and have accumulated a deficit.

Licensing Agreement

On March 24, 2010, Panacea Delaware entered into a licensing agreement (the “Licensing Agreement”) with Pharmaceuticals.  Pursuant to the Licensing Agreement, Panacea Delaware was granted the exclusive right to develop, use, and market Pharmaceuticals’ HAAH based cancer diagnostic technologies, with rights to sublicense worldwide, except for the United States of America.  In consideration for the Licensing Agreement, Panacea Delaware issued 35,500,000 shares of its common stock to Pharmaceuticals and is obligated to pay Pharmaceuticals a license fee of $2,500,000, due within 30 days of the Company raising a minimum $10,000,000 equity investment (the “License Fee”).  One-half of any equity investments raised shall be remitted to Pharmaceuticals, until the License Fee is paid in full.  The aggregate consideration paid and therefore fair value of the Licensing Agreement equals $50,000,000.  Further, the Company will pay Pharmaceuticals 25% of all sublicensing revenue and will purchase all conforming reagent at a cost of $20 per test or 10% of the sale price of the individual test with a minimum $8.00 test price.

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

During the current year, the Company was non-compliant with its repayment terms.  Based on the value of the equity raised in the current year, the Company only paid approximately a quarter of the equity raise.  The License Fee continues to be repaid on a regular basis with $574,211 remaining payable at December 31, 2013 and we will continue to reduce the payable until it is fully repaid.

We hope to market and sell products through strategic partnerships with companies in different countries by entering into sublicensing agreements to sell our products.  We may enter into sublicensing agreements with one or more third parties under all or some of the related Pharmaceuticals patents.  Additionally, we hope to develop stand alone operations in certain countries including Canada.

Sublicense Agreement

On November 18, 2011, we entered into an exclusive sublicense agreement by and between Panacea Global, Inc., a corporation organized under the laws of Ontario and our wholly owned subsidiary (“Panacea Canada”), Pharmaceuticals, Panacea Delaware, and Panacea Laboratories, Inc., a corporation organized under the laws of Ontario (the “Sublicense Agreement.”). Pursuant to the Sublicense Agreement, we granted Panacea Laboratories the exclusive right to sublicense our license to develop, use, and market Pharmaceuticals’ HAAH based cancer diagnostic technologies throughout Canada.

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

Exclusive Master Purchase Agreement with Palmverse Limited

On July 7, 2011, we, through Panacea Delaware, entered into an exclusive master purchase agreement with Palmverse Limited, a Belarus corporation (“Palmverse”) (the “Master Purchase Agreement”) to provide Palmverse with the exclusive right to use the Company’s blood, serum and tissue testing services to diagnose and monitor cancer (the “Cancer Testing Products”) within the Republic of Belarus. We have agreed to provide Palmverse with an exclusive right to become the sole purchaser of the Company’s Cancer Testing Products within the Republic of Belarus. The initial term of the Master Purchase Agreement expired on December 31, 2011 (the “Initial Term”). Following the expiration of the Initial Term, the Master Purchase Agreement renews automatically on an annual basis, provided Palmverse meets minimum purchase amounts, unless either party gives sixty (60) days prior written notice of its intention not to renew the Master Purchase Agreement.

The Master Purchase Agreement provides that Palmverse will be required to meet a minimum purchase amount threshold of the Cancer Testing Products for each year the Master Purchase Agreement is in effect. In that regard, during the Initial Term, Palmverse was required to purchase a minimum of $280,000 in Cancer Testing Products. Thereafter, in the period ranging from January 1, 2012 to December 31, 2012 (the “First Renewal Term”), Palmverse was required to purchase a minimum of $3,500,000 in Cancer Testing Products. During the period ranging from January 1, 2013 to December 31, 2013 (the “Second Renewal Term”), Palmverse was required to purchase a minimum of $5,250,000 in Cancer Testing Products. Finally, in each renewal term commencing after the Second Renewal Term, Palmverse is required to purchase a minimum of $7,000,000 in Cancer Testing Products.

Palmverse has failed to make the minimum purchase amounts during the Initial Term, and the First and Second Renewal Terms, and is therefore in default of the Agreement. We will not be terminating the Master Purchase Agreement, and we are providing Palmverse the opportunity to cure their default and begin to order the Cancer Testing Products.

Reverse Split

On September 6, 2011, our Board of Directors (the “Board”) approved resolutions authorizing the Company to implement a reverse stock split of the outstanding shares of common stock at a ratio of up to one-to-thirty (the “Reverse Stock Split”).  On September 6, 2011, we also received approval for the Reverse Stock Split from our shareholders.  The Board may determine in its discretion whether to effect the Reverse Stock Split at any time, if at all, and if so at what exchange ratio up to one-to-thirty.  If the Board determines to effect a Reverse Stock Split, the Reverse Stock Split will become effective upon the filing of a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Nevada.  The exact timing of the filing of the amendment will be determined by the Board based on its evaluation as to when such action will be the most advantageous to us and our stockholders. In addition, the Board reserves the right, notwithstanding stockholder approval and without further action by the stockholders, to elect not to proceed with the Reverse Stock Split if, at any time prior to filing the amendment, the Board, in its sole discretion, determines that it is no longer in our best interests and the best interests of our stockholders. To date our Board has not yet implemented the reverse split.

Research and Development

We did not spend any money on Research and Development activities during 2012 and 2013.

Employees

As of March 24, 2014, we had 3 employees consisting of our Chief Executive Officer, Vice President and administrative assistant.

ITEM 1A.	RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.	DESCRIPTION OF PROPERTY.

As of March 24, 2014, the Company and its subsidiary operate out of a space located at 330 Highway #7 East, Suite 502, Richmond Hill, Ontario, Canada, L4B 3P8. Our telephone number is (416) 450-6414. Our internet website can be found under the domain name of http://www.panaceaglobalinc.com

ITEM 3.	LEGAL PROCEEDINGS.

Moneylogix Group, Inc. et al. v. Panacea Global, Inc. et al.

As previously disclosed in the Company’s Current Report on Form 8-K, dated October 18, 2011, its Annual Reports on Form 10-K for the fiscal years ended December 31, 2011 and December 31, 2012, and its Quarterly Reports on Form 10-Q, for the quarterly periods of the years 2012 and 2013, on October 7, 2011, Moneylogix Group, Inc., Maximus Investments, Inc., Bakirkoy Financial Holdings, Inc., Bowen Financial Advisory Group LTD., Marciafor Holdings, Inc., Alex Haditaghi and Gary Cilevitz (collectively, the “Moneylogix Plaintiffs”) filed a lawsuit in the Superior Court of Justice in Ontario, Canada against the Company and other parties. The Moneylogix Plaintiffs generally allege that the Company breached its obligations pursuant to a Consulting Agreement and various verbal agreements regarding the Share Exchange Agreement.  As previously disclosed in the Company’s Current Report on Form 8-K, dated September 5, 2013, the Company, on August 20, 2013, filed a Statement of Claim with the Ontario Superior Court of Justice against the Moneylogix Plaintiffs.  For procedural reasons, the Company’s Statement of Claim was discontinued and replaced by a Statement of Defence and Counterclaim, which the Court has also deemed filed on August 20, 2013. There have been no material developments in this litigation since the filing of the Statement of Defence and Counterclaim.  The Company believes the Moneylogix Plaintiffs’ claims against it are entirely without merit and intends to continue to vigorously defend itself against and pursue, as applicable, its legal recourses against the Moneylogix Plaintiffs in court.

Baywood Homes Partnership et al. v. Moneylogix Group, Inc. et al.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, on September 9, 2010, Baywood Homes Partnership, 2131059 Ontario Limited, 2206659 Ontario Limited, 2147789 Ontario Limited, 1367169 Ontario Limited and Ralph Canonaco (collectively, the " Baywood Plaintiffs") filed a lawsuit in the Superior Court of Justice in Ontario, Canada against Alex Haditaghi, Majid Haditaghi, Moneylogix Group, Inc. (a Canadian company), Mortgagebrokers.com, Financial Group of Companies Inc., Gary Cilevitz, Michael Knarr, and Farideh Ronhbakhsh (the “Baywood Non-Company Defendants”) and the Company.  As previously disclosed, the Company did not participate in the initial defence put forth by the Baywood Non-Company Defendants.  On April 18, 2013, Justice Edward Belobaba granted, in part, the Baywood Non-Company Defendants’ summary judgment motion and dismissed the Baywood Plaintiffs’ action in its entirety.  Justice Belobaba denied the Baywood Non-Company Defendants’ summary judgment motion with regard to granting their counter-claim against the Baywood Plaintiffs.  The Baywood Plaintiffs appealed Justice Belobaba’s decision and the appeal was heard on March 4, 2014.  The Company believes that the Baywood Plaintiff’s claims against its are entirely without merit and intends to vigorously defend itself against and pursue, as applicable, its legal recourses against the Baywood Plaintiffs in court.

Panacea Global, Inc. et-al. v. Moneylogix Group, Inc. et-al.

On September 24, 2013, the Company, Panacea Pharmaceuticals, Inc., a corporation organized under the laws of the State of Maryland and a principal shareholder of the Company, Mahmood Moshiri, the Company's Chief Executive Officer, President, Chief Medical Officer, Interim Chief Financial Officer and Director, and Binnay Sethi, the Company's Vice President and also a Director (collectively, the “Panacea Global Plaintiffs”) filed a lawsuit in the Superior Court of Justice in Ontario, Canada against Alex Haditaghi, Gary Cilevitz, Lateral Management Corp, I Stock Daily Inc., Daniel Putnam, Marcelle Lean, Mike Knarr, Mark Lindsay, Dong-Soo Lee, Robert Hyde, David Nelson, Vince Calicha, Stephen Conville, and Joseph Ferraro (collectively, the “Panacea Global Defendants”).

The Panacea Global Plaintiffs allege that the Panacea Global Defendants, prior to the entering into of the Share Exchange Agreement, conspired to cause the entity then known as Moneylogix Group, Inc., a Nevada Corporation (“Moneylogix USA” and the entity that is now the Company), to issue a substantial number of shares to Ferraro and Lateral Management Corp. for no or otherwise inadequate consideration.  In addition, the Panacea Global Plaintiffs allege that after the entering into of the Share Exchange Agreement, Cilevitz wrote a letter to Moneylogix USA’s transfer agent in which he engaged in fraudulent misrepresentation in order to cause Moneylogix USA to improperly issue 1,000,000 shares to Putnam, Lateral Management Corp., Lean, Knarr, Lindsay, Lee, Hyde, Nelson, I Stock, Calicha, and Conville for no or otherwise insufficient consideration.

The Panacea Global Plaintiffs seek a number of different forms of relief, including general damages in the amount of approximately $10 million, exemplary or punitive damages in the amount of approximately $1 million, and the cancellation of certain shares.  The Panacea Global Defendants have not yet delivered a Statement  of Defence.  The Company intends to vigorously pursue its legal recourses against the Panacea Global Defendants in court.

ITEM 4.	MINE SAFETY DISCLOSURES.

 Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the OTC Bulletin Board, ticker symbol “PANG” The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The closing price of the common stock on March 24, 2014 was $0.65 per share. The high and low bid prices for trading of our stock for each of the quarters during 2013 and 2012 was as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013:
High	$0.49	$0.75	$0.90	$0.66
Low	$0.34	$0.33	$0.41	$0.40

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012:
High	$0.30	$0.30	$0.95	$0.75
Low	$0.05	$0.20	$0.25	$0.49

Holders of Capital Stock

As of March 24, 2014 there were approximately 1,061 holders of record of our common stock.

Rule 144 Shares

As of the date of this annual report on Form 10-K, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Dividends

To date, we have paid no dividends on our shares of common stock and have no present intention of paying any dividends on our shares of common stock in the foreseeable future. The payment by us of dividends on the shares of common stock in the future, if any, rests solely within the discretion of our Board and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other factors deemed relevant by our Board. Although dividends are not limited currently by any agreements, it is anticipated that future agreements, if any, with institutional lenders or others may limit our ability to pay dividends on our shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plan

As of December 31, 2013, we had one compensation plan in place, entitled “Panacea Global, Inc.’s 2011 Omnibus Incentive Plan.” The Panacea Global, Inc.’s 2011 Omnibus Incentive Plan was approved by our Board on July 26, 2011.

Plan	Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at December 31, 2013 and 2012	Weighted-average exercise price of outstanding options as at December 31, 2013 and 2012	Number of securities remaining available for further issuance as at December 31, 2013 and 2012
2011 Omnibus Incentive Plan	10,000,000	4,500,000	$0.55	5,500,000

On July 26, 2011 the Board approved the issuance of non-qualified stock options (the “Options”) to each of: Mahmood Moshiri (“Moshiri”), the Company’s Chief Executive Officer, President, Chief Medical Officer, Interim Chief Financial Officer and Director, and Binnay Sethi, the Company’s Vice President and Director, for each to purchase 2,000,000 shares of the Company’s common stock.  The Options were granted pursuant to, and are subject to, the Company’s 2011 Omnibus Incentive Plan which was approved by the Board on July 26, 2011.The Options vested and became exercisable on January 26, 2012 at an exercise price of $0.55 per share and expire on July 26, 2021.

On February 25, 2013, the Company issued 1,600,000 shares of common stock to investors in exchange for $352,895.

On March 1, 2013, the Company issued an additional 40,000 shares of common stock to an investor in exchange for $20,000 worth of services.

On April 29, 2013, the Company issued 1,184,000 shares of common stock to investors in exchange for $592,000.

On May 31, 2013, the Company issued 860,000 shares of common stock to investors in exchange for $380,000.

On June 4, 2013, the Company issued 20,000 shares of common stock to investors in exchange for $10,000.

On July 8, 2013, the Company issued 680,000 shares of common stock to investors in exchange for $287,105.

On July 26, 2013, the Company issued 100,000 shares of common stock to investors in exchange for $50,000.

On August 13, 2013, the Company issued 100,000 shares of common stock to investors in exchange for $50,000.

On December 4, 2013, the Company issued 50,000 shares of common stock to investors in exchange for $25,000.

On December 31, 2013, the Company issued 6,000,000 shares of common stock to an investor in exchange for $3,000,000 as a regular share issuance.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From January 1, 2013 through and including December 31, 2013, there were no purchases of equity securities by the issuer and affiliated purchasers.

ITEM 6.	SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2013, and December 31, 2012. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Forward-Looking Statements.”

Overview

Panacea Global, Inc. is a corporation that was incorporated under the laws of Nevada in 1995.  On June 30, 2010 we entered into a share exchange agreement with Panacea Global, Inc., a privately held Delaware corporation (“Panacea Delaware”), and the shareholders of Panacea Delaware pursuant to which we acquired all of the outstanding capital stock of Panacea Delaware from the Panacea Delaware shareholders and Panacea Delaware became our wholly owned subsidiary and our operating business.

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

On March 24, 2010, Panacea Delaware entered into a licensing agreement (the “Licensing Agreement”) with Pharmaceuticals.  Pursuant to the Licensing Agreement, Panacea Delaware was granted the exclusive right to develop, use, and market Pharmaceuticals’ HAAH based cancer diagnostic technologies, with rights to sublicense worldwide, except for the United States of America. In consideration for the Licensing Agreement, Panacea Delaware issued 35,500,000 shares of its common stock to Pharmaceuticals and is obligated to pay Pharmaceuticals a license fee of $2,500,000, due within 30 days of the Company raising a minimum $10,000,000 equity investment (the “License Fee”).  One-half of any equity investments raised shall be remitted to Pharmaceuticals, until the License Fee is paid in full.  The aggregate consideration paid and therefore fair value of the Licensing Agreement equals $50,000,000.  Further, the Company will pay Pharmaceuticals 25% of all sublicensing revenue and will purchase all conforming reagent at a cost of $20 per test or 10% of the sale price of the individual test with a minimum $8.00 test price.  We hope to market and sell products through strategic partnerships with companies in different countries by entering into sublicensing agreements to sell our products. We may enter into sublicensing agreements with one or more third parties under all or some of the related Pharmaceuticals patents.  Additionally, we hope to develop stand alone operations in certain countries including Canada.  We anticipate that our licensing agreements, with amenable profits margins, will underpin our revenue for the 2014 year.

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

During the current year, the Company was non-compliant with its repayment terms.  Based on the value of the equity raised in the current year, the Company only paid approximately a quarter of the equity raise.  The License Fee continues to be repaid on a regular basis with $574,211 remaining payable at December 31, 2013 and we will continue to reduce the payable until it is fully repaid.

On June 2, 2011, we filed a Certificate of Amendment to our Articles of Incorporation with the State of Nevada changing the Company’s name to Panacea Global, Inc.

As of December 31, 2013, we are in the development stage and have limited working capital, have not earned any revenues from operations and have accumulated a deficit.

Exclusive Master Purchase Agreement with Palmverse Limited (Belarus)

On July 7, 2011, we, through Panacea Delaware, entered into an exclusive master purchase agreement with Palmverse Limited, a Belarus corporation (“Palmverse”) (the “Master Purchase Agreement”) to provide Palmverse with the exclusive right to use the Company’s blood, serum and tissue testing services to diagnose and monitor cancer (the “Cancer Testing Products”) within the Republic of Belarus. We have agreed to provide Palmverse with an exclusive right to become the sole purchaser of the Company’s Cancer Testing Products within the Republic of Belarus.

The initial term of the Master Purchase Agreement expired on December 31, 2011 (the “Initial Term”). Following the expiration of the Initial Term, the Master Purchase Agreement renews automatically on an annual basis, provided Palmverse meets minimum purchase amounts, unless either party gives sixty (60) days prior written notice of its intention not to renew the Master Purchase Agreement.

The Master Purchase Agreement provides that Palmverse will be required to meet a minimum purchase amount threshold of the Cancer Testing Products for each year the Master Purchase Agreement is in effect. In that regard, during the Initial Term, Palmverse was required to purchase a minimum of $280,000 in Cancer Testing Products. Thereafter, in the period ranging from January 1, 2012 to December 31, 2012 (the “First Renewal Term”), Palmverse wass required to purchase a minimum of $3,500,000 in Cancer Testing Products. During the period ranging from January 1, 2013 to December 31, 2013 (the “Second Renewal Term”), Palmverse was required to purchase a minimum of $5,250,000 in Cancer Testing Products. Finally, in each renewal term commencing after the Second Renewal Term, Palmverse is required to purchase a minimum of $7,000,000 in Cancer Testing Products.

Palmverse failed to make the minimum purchase amounts during the Initial Term, and the First and Second Renewal Terms, and is therefore in default of the Agreement. We will not be terminating the Master Purchase Agreement, and we are providing Palmverse the opportunity to cure their default and begin to order the Cancer Testing Products.

Exclusive Sublicense Agreement with Panacea Laboratories (Canada)

On November 18, 2011, we entered into an exclusive sublicense agreement by and between Panacea Global, Inc., a corporation organized under the laws of Ontario and our wholly owned subsidiary (“Panacea Canada”), Pharmaceuticals, Panacea Delaware, and Panacea Laboratories, Inc., a corporation organized under the laws of Ontario (the “Sublicense Agreement”). Pursuant to the Sublicense Agreement, we granted Panacea Laboratories the exclusive right to sublicense our license to develop, use, and market Pharmaceuticals’ HAAH based cancer diagnostic technologies throughout Canada.

2014 Objectives

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

Our primary focus continues to be our efforts towards commercialization of our early cancer detection test in Canada and other countries. As such, we have been able to secure a number of pilot projects with various government bodies and industry partners across the globe.

Recently, we announced our newly designed automated ELISA machine, which is a de novo designed fully- automated instrument to detect the presence of HAAH, our novel cancer biomarker. With minimal operator interference, the device can manage all aspects of the test's protocol with the highest degree of conformity. The automation is currently capable of managing over 1000 patient samples per day.

We plan to establish a Research & Development laboratory in Toronto with the focus on further development and enhancement of our diagnostic technologies and pipeline development.

On the exchange market front, we are considering the possibility of moving our listing from the OTCBB to a senior stock exchange in parallel with a robust investor relations effort.

2014 Priorities

In 2014 we will devote significant time and resources on our two-fold growth strategy which is both an international and domestic strategy.

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

Canadian Growth Strategy:

In conjunction with their international growth strategy, our Canadian growth strategy will focus on developing the Canadian market as a stand-alone operation (Panacea Laboratories Inc.). This will be accomplished through obtaining approval and subsequently distributing the product. We expect Canadian revenues to be generated by the end of 2014. Clinical diagnostic testing laboratories will initially be established in Toronto and subsequently in other provinces.

Valuation Analysis of Global Diagnostic License

As of December 31, 2013, there was no updated valuation analysis regarding our Global Diagnostic License (the “License”) to replace the report dated December 31, 2011 discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012. Reznick Group performed a valuation analysis to estimate the fair value of our License as of December 31, 2011 (the “Valuation Date”).

According to the License Agreement, Panacea Pharmaceuticals granted us the global right (excluding the United States and its territories and protectorates) with respect to the development, use, and marketing of the technology, method, process, patent rights, and know-how related to the cancer testing products.  Based on the valuation analysis, the fair market value of the License was determined to be $55.8 million as of the Valuation Date.

Financial Overview

Revenue

We expect product royalty fees and license fees to underpin our gross revenue for the full year 2014 as opposed to the amounts recorded in 2013. We hope to recognize these revenue streams from our agreements with Palmverse and Panacea Canada, as well as other potential customers we hope to enter into agreements with during 2014. However, to date Palmverse has not purchased any of our products, in violation of our agreement, and there is no guarantee that we will succeed in entering into any additional agreements.

Results of Operations

Comparison of the years ended December 31, 2013 and 2012

As of December 31, 2013, the Company has begun limited business operations in connection with the Licensing Agreement.  However, we have not had any revenues during the year ended December 31, 2013 or 2012.

Total expenses for the year ended December 31, 2013 were $1,460,016 as compared to total expenses of $965,617 for the year ended December 31, 2012.  The increase in total expenses during fiscal 2013 was primarily attributable to an increase in office and general and salaries and benefits paid to employees.  Since inception, the Company has incurred total expenses of $4,514,991.

The Company recorded a net loss of $1,531,970 for the year ended December 31, 2013.  We recorded a net loss of $1,015,402 for the year ended December 31, 2012.  Since inception, the Company has incurred a net loss of $4,720,970.

Liquidity and Capital Resources

At December 31, 2013 the Company had $2,309,563 cash in hand and $53,348,511 in assets comprised of the $50,000,000 License Agreement, an investment in Panacea Laboratories, Inc. of $911,672, capital assets totaling $78,236, accounts receivable of $40,578 and prepaid expenses and deposits of $8,462. Based on our current capital needs, we expect that our current funds will fund our operations for up to approximately nine to twelve months. The License Agreement allows us to develop market and use licensed products related to HAAH based laboratory tests. Comparatively, at December 31, 2012, we had cash of $109,151 and assets of $51,184,337 which included $50,000,000 in License Agreement, an investment in Panacea Laboratories, Inc. of $912,576, capital assets totaling $89,384, accounts receivable of $38,721 and prepaid expenses and deposits of $34,505.

At December 31, 2013 we had liabilities of $2,684,494 comprised of a balance due to related party of $720,209, the license fee payable of $574,211, deferred revenues from Panacea Laboratories, Inc. of $1,000,000, and accounts payable and accrued liabilities totaling $390,074. Comparatively at December 31, 2012, we had liabilities of $3,799,445 comprised of a balance due to related party of $943,019, the license fee payable of $1,562,500, deferred revenues from Panacea Laboratories, Inc. of $1,000,000, and accounts payable and accrued liabilities totaling $293,926.

Net cash used in operating activities during the year ended December 31, 2013 was $2,360,055. Net cash used in investing activities during the year ended December 31, 2013 was $7,818 due to the Company’s purchases of capital assets. Net cash provided by financing activities during the year ended December 31, 2013 was $4,524,190 due to the sale of shares of our common stock and advances from a related party.  Net cash outflows from operating activities was $1,071,888, net cash outflows from investing activities was $54,905 and inflows from financing activities was $814,524 during the year ended December 31, 2012.

As there were no revenues from operating activities as of December 31, 2013, we must rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that we will need to rely upon new capital contributions to pay our liabilities.

General and Administrative Expenses

General and administrative expenses increased to $945,482 for the year ended December 31, 2013 compared to $502,411 for the year ended December 31, 2012. This increase in general and administrative expenses includes increases of $222,012 in consulting fees, and $723,470 in office related expenses.

Professional Fees and Marketing Expenses

Professional Fees decreased to $233,253 for the year ended December 31, 2013 from $255,960 for the year ended December 31, 2012. This decrease was primarily due to the decrease in the cost of professional services.

Interest Income

There was no interest income for the year ended December 31, 2013.

Interest Expense

There was no interest expense for the year ended December 31, 2013.

Other Income

The Company had a loss on its investment in Panacea Laboratories, Inc. of $904 for the year ended December 31, 2013 compared to $3,184 for the year ended December 31, 2012.  Panacea Laboratories, Inc. is still in development and the Company’s loss on investment represents its share of consulting, legal, accounting and other expenses incurred by Panacea Laboratories, Inc.

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

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to December 31, 2013 total $4,720,970. Management is actively targeting sources of additional financing to provide for the continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company appear on the next page of this report beginning with the Index to Financial Statements on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Panacea Global, Inc.

We have audited the accompanying consolidated balance sheets of Panacea Global, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2013 and for the period since inception (February 5 2010) through December 31, 2013. Panacea Global, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panacea Global, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 and for the period since inception (February 5 2010) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

Rochester, New York

March 31, 2014

Panacea Global, Inc.
(A Development Stage Company)
		Consolidated Balance Sheets
(Expressed in US Dollars)
	As at December 31, 2013	As at December 31, 2012

Assets
Current
Cash	$ 2,309,563	$ 109,151
Other assets	49,040	73,226
Total Current Assets	2,358,603	182,377
Investment (Note 5)	911,672	912,576
Property and equipment (Note 9)	78,236	89,384
Intangible asset, net (Note 6)	50,000,000	50,000,000
Total Non-Current Assets	50,989,908	51,001,960
Total Assets	$ 53,348,511	$ 51,184,337

Liabilities
Current
Accounts payable and accrued liabilities	$ 390,074	$ 293,926
Due to related parties (Note 11)	720,209	943,019
Deferred revenue (Note 5)	1,000,000	1,000,000
License fee payable (Note 5)	574,211	1,562,500
Total Liabilities	2,684,494	3,799,445

Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized; none issued (Note 7)	-	-
Capital stock, $0.001 par value; 300,000,000 shares authorized;
105,997,586 issued and outstanding (December 31, 2012 – 95,363,586) (Note 7)	105,998	95,364
Additional paid in capital	55,145,783	50,389,417
Deficit accumulated during the development stage	(4,720,970)	(3,189,000)
Accumulated other comprehensive (income) loss	133,206	89,111
Total Stockholders' Equity	50,664,017	47,384,892
Total Liabilities and Stockholders' Equity	$ 53,348,511	$ 51,184,337

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US Dollars)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from February 5, 2010 (inception) to December 31, 2013

Revenue	$ -	$ -	$ -
Expenses
Professional fees	223,253	255,960	751,042
Cost of reorganization	-	-	39,300
Filing fees	8,954	16,095	35,375
Office and General	945,482	502,411	1,851,987
Depreciation	18,966	15,145	37,500
Stock-based compensation	-	-	1,124,367
Salaries and benefits	263,361	176,006	656,000
Total expenses	1,460,016	965,617	4,495,571
Equity loss pickup (Note 5)	(904)	(3,184)	(88,328)
Net loss before tax	(1,441,500)	(968,801)	(4,583,899)
Tax expense	(71,050)	(46,601)	(117,651)
Net loss	(1,531,970)	(1,015,402)	(4,701,550)
Foreign currency adjustment	44,095	92,758	413,321
Comprehensive Loss	(1,187,875)	(922,644)	(4,288,229)

Net loss per share-basic and diluted	(0.02)	(0.01)	(0.05)
Weighted number of shares outstanding- basic and diluted	99,967,860	95,285,717	88,431,432

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

	Common Shares	Amount	Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit during the Development Stage	Total Stockholders' Equity
Balance, February 5, 2010 (inception)	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock for cash	6,000,000	6,000	1,815,114	-	-	1,821,114
Issuance of common stock for services	39,300,000	39,300	-	-	-	39,300
Issuance of common stock for License	35,500,000	35,500	47,464,500	-	-	47,500,000
Reverse merger with MoneyLogix	14,563,586	14,564	(14,564)	-	-	-
Foreign currency exchange adjustment	-	-	-	89,111	-	89,111
Stock based compensation	-	-	1,124,367	-	-	1,124,367
Net loss	-	-	-	-	(3,189,000)	(3,189,000)
Balance, December 31, 2012	95,353,586	$ 95,364	$ 50,389,417	89,111	(3,189,000)	47,384,892

Issuance of common stock for cash	10,594,000	10,594	4,736,406	-	-	4,747,000
Issuance of common stock for services	40,000	40	19,960	-	-	20,000
Foreign currency exchange adjustment	-	-	-	44,095	-	44,095
Net loss	-	-	-	-	(1,531,970)	(1,531,970)
Balance, December 31, 2013	105,997,586	$ 105,998	$ 55,145,783	133,206	(4,720,970)	50,664,017

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

For the Year Ended January 1, 2012 to December 31, 2012	For the Year ended January 1, 2011 to December 31, 2011		For the Period from February 5, 2010 (inception) to December 31, 2012
Cash Flows from Operating Activities
Net loss	$ (1,531,970)	$ (1,015,402)	$ (4,701,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed loss on joint venture (Note 5)	904	3,184	88,328
Depreciation	18,966	15,145	37,500
Stock-based compensation	-	1,124,367	1,124,367
Stock issued for services	-	-	39,300
	(1,492,100)	(997,073)	(3,412,055)
Change in assets and liabilities:
Other assets	(24,186)	(21,808)	(49,040)
Accounts payable and accrued liabilities	96,148	146,993	390,074
Deferred revenue	-	1,000,000	1,000,000
License fee payable	(988,289)	(200,000)	(1,925,789)
Net cash used in operating activities	(2,360,055)	(1,071,888)	(3,996,810)
Cash Flows from Investing Activities
Undistributed loss on joint venture (Note 5)	-	-	(1,000,000)
Purchases of property and equipment	(7,818)	(54,905)	(115,736)
Net cash used in investing activities	(7,818)	(54,905)	(1,115,736)
Cash flows from Financing Activities
Issuance of common stock	4,447,465	521,114	6,288,579
Due to related parties	(222,810)	293,410	720,209
Net cash provided by financing activities	4,224,655	814,524	7,008,788
Effect of exchange rate on cash	343,630	92,758	413,321
Net change in cash	2,200,412	(219,511)	2,309,563
Cash, beginning of year	109,151	328,662	-
Cash, end of year	$ 2,309,563	$ 109,151	2,309,563
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2013

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

These consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to raise additional finance to fund its operations and develop profitable operations. Accumulated net losses from inception to December 31, 2013 totaled $4,720,970.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. There is no assurance that the Company will be able to obtain such financing. These conditions create material uncertainty that cast significant doubt about the Company’s ability to continue as a going concern.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The functional currency of the Company is Canadian dollars. The functional currency of the Company’s subsidiaries is United States dollars.  The financial statements of the Company have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income. The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Loss, was $44,095 for the year ended December 31, 2013. For the period from inception (February 5, 2010) through December 31, 2013, $133,206 of foreign currency translation adjustment was included in Accumulated Other Comprehensive Loss.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.  In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

 Financial Instruments

In accordance with ASC 825-10-50, Defining Fair Value Measurement, the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2013, the carrying value of accounts payable and accrued liabilities, due to related parties and license fee payable approximate their fair value because of the short-term maturity of these instruments.  The fair value of the investment is not readily determinable.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on December 31, 2013 and noted no impairment.

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

Cash and Cash Equivalents

For the purposes of the balance sheets and statement of cash flows, cash and cash equivalents include deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured limits.

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

As at December 31, 2011, the Company engaged a third party professional valuation firm to review the license agreement and determine an appropriate representation of fair value of the intangible asset. The valuation report considered current conditions of the Company and industry as well as projections of future performance based on management’s judgment of the likelihood of future outcomes. Results of the valuation report indicated that the intangible asset was not impaired as of December 31, 2011.  As at December 31, 2013, management is of the opinion that there has been no change to those circumstances.

For the year ended December 31, 2013, the Company made license fee payments of $988,289 ($200,000 December 31, 2012) to reduce the license fee payable from $1,562,500 as of December 31, 2012 to $574,211 as of December 31, 2013.

During the current year, the Company was non-compliant with its repayment terms, but was able to obtain a waiver from the note holder as of December 31, 2013.  Based on the value of the equity raised in the current year, the Company only paid approximately a quarter of the equity raise.  The license fee continues to be repaid on a regular basis with $574,211 remaining payable at December 31, 2013 and will continue to reduce the payable until it is fully repaid.

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

Investment in Laboratories

November 18, 2011 (initial value)	$1,000,000
Share of losses up to December 31, 2012	(87,424)
December 31, 2012	912,576
Share of loss for the year ended December 31, 2013	(904)
Total	$911,672

The investment in Laboratories was $911,672 and $912,576 as of December 31, 2013 and December 31, 2012 respectfully.  The reduction in the investment during the year ended December 31, 2013 represents the Company’s share of the operating expenses incurred at laboratories.

6.	INTANGIBLE ASSET

The Company’s intangible asset consists of the GDL, as described in Note 5, which contains certain issued and pending patent rights. Upon commencement of licensed services to customers, amortization will be taken over the estimated useful life of the respective patent rights, which vary and are determined on a country-by-country basis.

	As at February 5, 2010 (inception)	Acquired	Accumulated Amortization	As at December 31, 2012	Accumulated Amortization	As at December 31, 2013
Global Diagnostic License	-	$ 50,000,000	-	$ 50,000,000	-	$ 50,000,000

As at December 31, 2013, the Company has not commenced any services relating to GDL and as a result, no amortization has been recorded.

7.	CAPITAL STOCK

a)

Authorized

100,000 Class A Preferred shares with a par value of $0.001. There were no shares issued and outstanding at December 31, 2013.

300,000,000 Common shares of $0.001 par value.

b)

Issued

105,997,586 Common Shares (95,363,586 common shares – December 31, 2012).

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

On March 1, 2013, the Company issued an additional 40,000 common shares for cash for services values at $20,000. On April 29, 2013, the Company issued an additional 1,184,000 common shares for cash of $592,000.  On May 31, 2013, the Company issued an additional 860,000 common shares for cash of $380,000.  On June 4, 2013, the Company issued an additional 20,000 common shares for cash of $10,000.  On July 8, 2013, the Company issued an additional 680,000 common shares for cash of $287,105.  On July 26, 2013, the Company issued an additional 100,000 common shares for cash of $50,000.  On August 13, 2013, the Company issued an additional 100,000 common shares for cash of $50,000.  On December 4, 2013, the Company issued an additional 50,000 common shares for cash of $25,000. On December 31, 2013, the Company issued an additional 6,000,000 common shares for cash of $3,000,000.

Warrants

On February 25, 2013, the Company issued an additional 1,600,000 common shares for cash of $352,895.

	Number of Shares	Capital Stock	Additional paid in capital
Capital stock as at December 31, 2011	94,063,586	94,064	49,869,603
Stock issuances in 2012	1,300,000	1,300	519,814
Capital stock as at December 31, 2012	95,363,586	$95,364	$50,389,417
Stock issuance in 2013	10,634,000	10,634	4,756,366
Capital stock as at December 31, 2013	105,997,586	$105,998	$54,145,783

The following table provides consolidated information on the Company’s warrants for as at December 31, 2013.  Each warrant provides the warrant holder the option to purchase one share.

	Number of Warrants	Exercise Price	Exercisable Date	Expiry Date
Warrants issued on April 10, 2011	2,000,000	$0.25	Anytime	April 10, 2013
Warrants issued on April 15, 2011	100,000	$0.25	Anytime	April 15, 2013
Warrants issued on April 5, 2012	500,000	$0.25	Anytime	April 5, 2014
Warrants exercised on February 25, 2013	(200,000)	$0.25
Warrants exercised on February 28, 2013	(200,000)	$0.25
Warrants exercised on March 22, 2013	(200,000)	$0.25
Warrants exercised on March 27, 2013	(600,000)	$0.25
Warrants exercised on May 22, 2013	(200,000)	$0.25

Warrants expired on April 10, 2013	(600,000)	$0.25
Warrants expired on April 15, 2013	(100,000)	$0.25
Warrants outstanding as at December 31, 2013	500,000	$0.25

8.	INCOME TAXES

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

As of December 31, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.  The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

9.     PROPERTY AND EQUIPMENT

	As at December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 79,866	$ 28,516	$ 51,350
Furniture & Equipment	20,001	5,659	14,342
Lab Equipment	14,448	2,628	11,820
Computer equipment	1,820	1,096	724
	$ 116,135	$ 37,899	$ 78,236

	As at December 31, 2012
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 85,379	$ 15,665	$ 69,714
Furniture & Equipment	20,594	2,080	18,513
Computer equipment	1,936	789	1,157
	$ 107,918	$ 18,534	$ 89,384

During the year, the Company began acquiring and using property and equipment which were depreciated accordingly.

10.	EQUITY COMPENSATION

The following table provides consolidated summary information on the Company’s equity compensation plans as at December 31, 2013.

		Weighted Average
	Number of Options	Exercise Price	Fair Value Per Option	Expiry Date
Options outstanding at December 31, 2013 and 2012	4,500,000	0.55	0.25	July 26, 2021

As of December 31, 2013, there was no unrecognized compensation related to non-vested options.

No options were issued in 2013.

11.	RELATED PARTY TRANSACTIONS

During the year, the Company paid back amounts due to related parties, which had been advanced in the past to fund its operating and investing activities.  Amounts due to related parties are due on demand, are non-interest bearing and approximate fair value due to their short term to maturity.  Amounts due to Dr. Moshiri, CEO, relate to advances for business related travel and are short-term in nature.  Amounts due to related parties as at December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013	December 31, 2012

Due to Dr. Moshiri, CEO of the Company	$ 2,256	$ 92,235
Due to a company controlled by a shareholder of the Company	_717,953	_850,784
Total	$ 720,209	$ 943,019

12.	LEASE COMMITMENTS

In 2011, the Company entered into lease for premise in Toronto, Ontario.  The lease term is for 60 months. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $72,990 and $22,455 for the years ended December 31, 2013 and 2012 respectively.  Minimum lease commitments under non-cancellable operating leases are as follows:

Year ending December 31
2014	$ 34,057
2015	35,554
2016	8,982

In addition, the Company is required to pay its pro rata share of common area maintenance costs and property taxes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain material weaknesses in our internal control over financial reporting as of December 31, 2013:

●	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Because of the material weaknesses above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire a stand alone Chief Financial Officer and additional accounting staff.

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

The following table sets forth, as of March 24, 2014 the name and age of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his successors has been elected and qualified.

Name	Age	Position

Mahmood Moshiri	57	Chief Executive Officer, President, Chief Medical Officer, Interim Chief Financial Officer and Director

Binnay Sethi	46	Vice President and Director

Business Experience

The following summarizes the occupation and business experience of our Board of Directors and Corporate Officers:

Mahmood Moshiri, Chief Executive Officer, President, Chief Medical Officer, Interim Chief Financial Officer, and Director

Since 1990, Mahmood Moshiri has been on the faculty at several medical universities including Zahedan University of Medical Sciences, Yazd University of Medical Sciences, Iran University of Medical Sciences, and Rajaei Cardiovascular Research Center, Tehran, Iran. Dr. Moshiri has extensive experience in teaching and practicing medicine and performing clinical researches focusing on preventive medicine, nutrition and cancer pathology, and cardiovascular health. He has published extensively on the subject of pathology in preventive and therapeutic disciplines during the last 20 years. Dr. Moshiri has hosted numerous newscasts in the health and preventive fields for Iranian National TV in Iran. In addition to his media expertise, his articles have been published in many American, European, and Asian medical journals. He has been a contributing author of medical books published in North America including Antioxidant in Human Health and Diseases, Canada, 1998 and Frontiers in Cardiovascular Health, Boston, USA. Dr. Moshiri has been an Organizing Member, and International Advisory Board Member and Speaker in many World Congresses on Clinical Nutrition and Medicine including the World Congress on Clinical Nutrition in China 1995, Iran 1996, Canada, Banff 1997, India 1999, Iran 1999, Mexico 1998, Canada, Alberta University 2007. Dr. Moshiri graduated from Esfahan Medical School in 1978, obtained his MD from Iran University of Medical Sciences, and received his degree in Clinical and Anatomical Pathology from Beheshti School of Medicine in Tehran, Iran.

From 1997 to 2007, Dr. Moshiri served as Vice President of the International College of Nutrition; and has won two Medical World Congress Awards (1997 Banff, Canada, and 2007 Alberta University, Canada). He is the President of Proteus Imaging Canada.

Binnay Sethi, Vice President and Director

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

Compliance with Section 16(A) of the Exchange Act

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

Directors and Committees

As of December 31, 2013 and 2012, the Company has only two directors and, as such, has no nominating, audit or other committees of its board of directors. The two directors of the Company would qualify as an “audit committee financial expert.”

ITEM 11.	EXECUTIVE COMPENSATION.

Name and Position	Year	Salary	Bonus	Stock Compensation	All Other Compensation	Total
Mahmood Moshiri (Chief Executive Officer, President, Chief Medical Officer, Interim Chief Financial Officer and Director)

	2012	$121,592	-	$-	-	$121,592
	2013

Binnay Sethi (Vice President and Director)

	2012	$16,755	-	$-	-	$16,755
	2013

Compensation of Directors

Other than our officers who serve as directors and whose compensation is detailed above, no compensation was paid to our directors in 2013 or 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2013.

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

On July 26, 2011 the Board approved the issuance of non-qualified stock options (the “Options”) to each of: Mahmood Moshiri (“Moshiri”), the Company’s Chief Executive Officer, President, Chief Medical Officer, Interim Chief Financial Officer, and Director, and Binnay Sethi (“Sethi,” and together with Moshiri, the “Optionees”), the Company’s Vice President and Director, for each to purchase 2,000,000 shares of the Company’s common stock.  The Options were granted pursuant to, and are subject to, the Company’s 2011 Omnibus Incentive Plan which was approved by the Board on July 26, 2011.The Options vest and became exercisable on January 26, 2012 at an exercise price of $0.55 per share and expire on July 26, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 24, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Bowen Financial Advisory Group(3) STE 205 A- Saffrey Square, P.O. Box N 9934 Nassau	8,100,000	7.68%
Majid Haditaghi 47 Ardmore Crescent, Richmond Hill, Ontario Canada L4B-3P6	8,200,000	15.92%
Marciafor Holdings, Inc.(4) STE 205 A- Saffrey Square, P.O. Box N 9934 Nassau	8,000,000	7.58%
Mahmood Moshiri (2) 330 Highway #7 East, Suite 502Richmond Hill, Ontario Canada L4B 3P8	16,800,000	15.92%
Masoud Ataei Nia P.O.Box 117839 Dubai, UAE	6,400,000	6. 07%
Panacea Pharmaceuticals Inc.(5) 209 Perry Parkway, STE 13 Gaithersburg, MD 20877-2143	35,500,000	33.65%
Binnay Sethi (2) 61 Bowan Court Toronto, Ontario Canada M2K 3A7	3,000,000	2.84%
All Executive Officers and Directors as a group (2 persons)	19,800,000 (2)	18.77%

(1)	As of March 24, 2014 we have 105,497,586 common shares issued and outstanding.
(2)	Includes stock options issued on July 26, 2011 to purchase 2,000,000 shares of our common stock at an exercise price of $0.55.
(3)	We are unaware of who the natural person with voting and investment control over these shares.
(4)	We are unaware of who the natural person with voting and investment control over these shares.
(5)	Hossein A. Ghanbari is the natural person with voting and investment control over these shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of fiscal 2012, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal year and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

During the year, the Company paid back amounts due to related parties, which had been advanced in the past to fund its operating and investing activities.  Amounts due to related parties are due on demand, are non-interest bearing and approximate fair value due to their short term to maturity.  Amounts due to Dr. Moshiri, CEO, relate to advances for business related travel and are short-term in nature.  Amounts due to related parties as at December 31, 2013 and December 31, 2012 are as follows::

	December 31, 2013	December 31, 2012

Due to Dr. Moshiri, CEO of the Company	$ 2,256	$ 92,235
Due to a company controlled by a shareholder of the Company	_717,953	_850,784
Total	$ 720,209	$ 943,019

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

	Years Ended December 31,
Category	2013	2012
Audit Fees	$21,450	$19,000
Audit Related Fees	2,700	3,960
Tax Fees	0	0
All Other Fees	0	0

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

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

10.1	Licensing Agreement by and between Panacea Global Inc., and Panacea Pharmaceuticals, Inc., as amended by Amendment No. 2 (2)

10.2	Master Purchase Agreement between Panacea Global, Inc. and Palmverse Limited, dated July 7, 2011 (3)

10.3	Sublicense Agreement, dated November 29, 2011 (4)

21.1	List of Subsidiaries

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on October 21, 1998.
(2) (3) (4)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2013.

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2011.

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2011.

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

Dated: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mahmood Moshiri	Chief Executive Officer, President,	March 31, 2014
Mahmood Moshiri	Interim Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
/s/ Binnay Sethi	Vice President and Director	March 31, 2014
Binnay Sethi