Form 10-Q
period 2014-03-31
Panacea Global, Inc.
filed 2014-05-14
CIK 1024048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to

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

Yes    [  ]  No   [X]

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   [X] No   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes    [  ]   No   [X]

There were 106,009,586 shares of the Registrant’s Common Stock outstanding at May 9, 2014.

PANACEA GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2014

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

PART I— FINANCIAL INFORMATION

Item 1.

Financial Statements.

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.

Panacea Global, Inc.

(A Development Stage Company)

Unaudited Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31, 2014	As at December 31, 2013
Assets
Current
Cash	$ 765,668	$ 2,309,563
Other assets	275,341	49,040
Total Current Assets	1,041,009	2,358,603
Investment (Note 5)	911,464	911,672
Property and equipment (Note 9)	73,274	78,236
Intangible asset, net (Note 6)	50,000,000	50,000,000
Total Non-Current Assets	50,984,738	50,989,908
Total Assets	$ 52,025,747	$ 53,348,511

Liabilities
Current
Accounts payable and accrued liabilities	$ 337,804	$ 390,074
Due to related parties (Note 11)	562,915	720,209
Deferred revenue (Note 5)	1,000,000	1,000,000
License fee payable (Note 5)	-	574,211
Total Liabilities	1,900,719	2,684,494

Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized; none issued (Note 7)	-	-
Capital stock, $0.001 par value; 300,000,000 shares authorized;
105,997,586 issued and outstanding (December 31, 2013 – 105,997,586) (Note 7)	105,998	105,998
Additional paid in capital	55,145,783	55,145,783
Deficit accumulated during the development stage	(5,180,741)	(4,720,970)
Accumulated other comprehensive (income) loss	53,988	133,206
Total Stockholders' Equity	50,125,028	50,664,017
Total Liabilities and Stockholders' Equity	$ 52,025,747	$ 53,348,511

Panacea Global, Inc.

(A Development Stage Company)

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(Expressed in US Dollars)

	For the Three Months Ended		"For the Period from February 5, 2010 (inception) to March 31, 2014"
	March 31, 2014	March 31, 2013
Revenue	$ -	$ -	$ -

Expenses
Professional fees	31,511	30,926	782,553
Cost of reorganization	-	-	39,300
Filing fees	2,014	2,301	37,389
Office and general	317,511	111,206	2,188,918
Depreciation	4,962	4,490	42,462
Stock-based compensation	-	-	1,124,367
Salaries and benefits	103,565	18,429	759,565
Total expenses	459,563	167,352	4,974,554
Equity loss pickup(Note 5)	(208)	(50)	(88,536)
Net loss before income taxes	(459,771)	(167,402)	(5,063,090)
Tax expense	-	-	(117,651)
Net loss	(459,771)	(167,402)	(5,180,741)

Foreign currency adjustment	(79,218)	14,404	53,988
Comprehensive Loss	$ (538,989)	$ (152,998)	$ (5,126,753)

Loss per share - basic and diluted	(0.00)	(0.00)	(0.06)
Weighted number of shares outstanding - basic and diluted	105,997,586	95,710,253	83,141,861

Panacea Global, Inc.

(A Development Stage Company)

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(Expressed in US Dollars)

	Common Shares	Amount	Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit during the Development Stage	Total Stockholders' Equity

Balance, February 5, 2010 (inception)	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock for cash	16,594,000	16,594	6,551,520	-	-	6,568,114
Issuance of common stock for services	39,340,000	39,340	19,960	-	-	59,300
Issuance of common stock for license	35,500,000	35,500	47,464,500	-	-	47,500,000
Reverse merger with MoneyLogix	14,563,586	14,564	(14,564)	-	-	-
Foreign currency exchange adjustment	-	-	-	133,206	-	133,206
Stock-based compensation	-	-	1,124,367	-	-	1,124,367
Net loss	-	-	-	-	(4,720,970)	(4,720,970)
Balance, December 31, 2013	105,997,586	$ 105,998	$ 55,145,783	$ 133,206	$ (4,720,970)	$ 50,664,017

Foreign currency exchange adjustment	-	-	-	(79,218)	-	(79,218)
Net loss	-	-	-	-	(459,771)	(459,771)
Balance, March 31, 2014	105,997,586	$ 105,998	$ 55,145,783	$ 53,988	$ (5,180,741)	$ 50,125,028

Panacea Global, Inc.

(A Development Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the Three Months Ended		"For the Period from February 5, 2010 (inception) to March 31, 2014
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities
Net loss	$ (459,771)	$ (167,402)	$ (5,180,741)
Adjustments to reconcile net loss to net cash used
in operating activities:
Loss pickup on Joint Venture (Note 5)	208	50	88,536
Depreciation	4,962	4,490	42,462
Stock-based compensation	-	-	1,124,367
Stock issued for services	-	-	59,300
	(454,601)	(162,862)	(3,866,076)
Change in assets and liabilities:
Other assets	(226,301)	24,243	(275,341)
Accounts payable and accrued liabilities	(52,270)	(99,209)	337,804
Deferred revenue	-	-	1,000,000
License fee payable	(574,211)	-	(2,500,000)
Net cash used in operating activities	(1,307,383)	(237,828)	(5,303,613)

Cash Flows from Investing Activities
Undistributed loss on joint venture (Note 5)	-	-	(1,000,000)
Purchases of property and equipment	-	(773)	(115,736)
Net cash used by investing activities	-	(773)	(1,115,736)

Cash flows from Financing Activities
Issuance of common stock	-	502,895	6,568,114
Due to related parties	(157,294)	(147,474)	562,915
Net cash used in financing activities	(157,294)	355,421	7,131,029

Effect of exchange rate on cash	(79,218)	14,404	53,988

Net change in cash	(1,543,895)	131,224	765,668
Cash, beginning of year	2,309,563	109,151	-
Cash, end of year	$ 765,668	$ 240,375	$ 765,668

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

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

3.

GOING CONCERN

These unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to raise additional finance to fund its operations and develop profitable operations. Accumulated net losses from inception to March 31, 2014 totaled $5,180,741.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. There is no assurance that the Company will be able to obtain such financing. These conditions create material uncertainty that cast significant doubt about the Company’s ability to continue as a going concern.

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

The interim condensed consolidated financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2013 year end annual consolidated audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The functional currency of the Company is Canadian dollars. The functional currency of the Company’s subsidiaries is United States dollars.  The interim condensed financial statements of the Company have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income (Loss). The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Loss, was ($79,218) for the three months ended March 31, 2014. For the period from inception (February 5, 2010) through March 31, 2014, $53,988 foreign currency translation adjustment was included in Accumulated Other Comprehensive Income (Loss).

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

Financial Instruments

In accordance with ASC 825-10-50, Defining Fair Value Measurement, the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2014, the carrying value of accounts payable and accrued liabilities, due to related parties and license fee payable approximate their fair value because of the short-term maturity of these instruments.  The fair value of the investment is not readily determinable.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on March 31, 2014 and noted no impairment.

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

Property and Equipment

Property and equipment are initially recorded at cost.  Depreciation is provided using the declining balance method at rates intended to amortize the cost of assets over their estimated useful lives

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

Investment in Equity Instruments

The Company has accounted for its investment in equity and debt securities using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Company recognizes the investment in stock of an investee as an asset. The asset is recorded initially at cost in accordance with the guidance in FASB ASC 805-50-30. Subsequent to the initial recording the Company will recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements. The Company adjusts the carrying value of the investment for its share of the earnings or losses of the investee after the date of investment and shall report the recognized earnings or losses in the condensed statements of comprehensive loss.

Recent Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

The Company has assessed the applicability and impact of all ASU’S and they have been determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial position and statements of operations.

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

As at December 31, 2011, the Company engaged a third party professional valuation firm to review the license agreement and determine an appropriate representation of fair value of the intangible asset. The valuation report considered current conditions of the Company and industry as well as projections of future performance based on management’s judgment of the likelihood of future outcomes. Results of the valuation report indicated that the intangible asset was not impaired as of December 31, 2011.  As at March 31, 2014, management is of the opinion that there has been no change to those circumstances.

For the 3 month period ended March 31, 2014, the Company made license fee payments of $636,967 ($Nil March 31, 2013) to reduce the license fee payable from $574,211 as of December 31, 2013 to $Nil, and have a balance receivable of $62,756 as of March 31, 2014 included in other assets.

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

Investment in Laboratories

November 18, 2011 (initial value)	$1,000,000
Share of losses up to December 31, 2013	(88,328)
December 31, 2013	911,672
Share of loss for the 3 months ended March 31, 2014	(208)
Total	$911,464

The investment in Laboratories was $911,464 and $911,672 as of March 31, 2014 and December 31, 2013 respectfully.  The reduction in the investment during the 3 months ended March 31, 2014 represents the Company’s share of the operating expenses incurred at laboratories.

6.

INTANGIBLE ASSET

The Company’s intangible asset consists of the GDL, as described in Note 5, which contains certain issued and pending patent rights. Upon commencement of licensed services to customers, amortization will be taken over the estimated useful life of the respective patent rights, which vary and are determined on a country-by-country basis.

	As at February 5, 2010 (inception)	Acquired	Accumulated Amortization	As at December 31, 2013	Accumulated Amortization	As at March 31, 2014
Global Diagnostic License	-	$ 50,000,000	-	$ 50,000,000	-	$ 50,000,000

As at March 31, 2014, the Company has not commenced any services relating to GDL and as a result, no amortization has been recorded.

7.

CAPITAL STOCK

a)

Authorized

100,000 Class A Preferred shares with a par value of $0.001. There were no shares issued and outstanding at March 31, 2014.

300,000,000 Common shares of $0.001 par value.

b)

Issued

105,997,586 Common Shares (105,997,586 common shares – March 31, 2013).

Common Shares

On April 5, 2012, the Company issued an additional 500,000 common shares for cash of $121,652. On August 17, 2012, the Company issued an additional 100,000 common shares for cash of $49,985. On September 17, 2012, the Company issued an additional 280,000 common shares for cash of $139,477.  On September 25, 2012, the Company issued an additional 320,000 common shares for cash of $160,000. On October 12, 2012, the Company issued an additional 100,000 common shares for cash of $50,000. On March 1, 2013, the Company issued an additional 40,000 common shares for services valued at $20,000. On April 29, 2013, the Company issued an additional 1,184,000 common shares for cash of $592,000.  On May 31, 2013, the Company issued an additional 860,000 common shares for cash of $380,000. On June 4, 2013, the Company issued an additional 20,000 common shares for cash of $10,000.  On July 8, 2013, the Company issued an additional 680,000 common shares for cash of $287,105. On July 26, 2013, the Company issued an additional 100,000 common shares for cash of $50,000.  On August 13, 2013, the Company issued an additional 100,000 common shares for cash of $50,000. On December 4, 2013, the Company issued an additional 50,000 common shares for cash of $25,000. On December 31, 2013, the Company issued an additional 6,000,000 common shares for cash of $3,000,000.

Warrants

On February 25, 2013, the Company issued an additional 1,600,000 common shares for cash of $352,895.

	Number of Shares	Capital Stock	Additional paid in capital
Capital stock as at December 31, 2011	94,063,586	94,064	49,869,603
Stock issuances in 2012	1,300,000	1,300	519,814
Capital stock as at December 31, 2012	95,363,586	$95,364	$50,389,417
Stock issuance in 2013	10,634,000	10,634	4,756,366
Capital stock as at December 31, 2013	105,997,586	$105,998	$55,145,783
Stock issuance in 2014	Nil	Nil	Nil
Capital stock as at March 31, 2014	105,997,586	$105,998	$55,145,783

The following table provides consolidated information on the Company’s warrants for as at December 31, 2013.  Each warrant provides the warrant holder the option to purchase one share.

	Number of Warrants	Exercise Price	Exercisable Date	Expiry Date
Warrants issued on April 10, 2011	2,000,000	$0.25	Anytime	April 10, 2013
Warrants issued on April 15, 2011	100,000	$0.25	Anytime	April 15, 2013
Warrants issued on April 5, 2012	500,000	$0.25	Anytime	April 5, 2014
Warrants exercised on February 25, 2013	(200,000)	$0.25
Warrants exercised on February 28, 2013	(200,000)	$0.25
Warrants exercised on March 22, 2013	(200,000)	$0.25
Warrants exercised on March 27, 2013	(600,000)	$0.25
Warrants exercised on May 22, 2013	(200,000)	$0.25
Warrants expired on April 10, 2013	(600,000)	$0.25
Warrants expired on April 15, 2013	(100,000)	$0.25
Warrants outstanding as at March 31, 2014	500,000	$0.25

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

As of March 31, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.  The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

9.

PROPERTY AND EQUIPMENT

	As at March 31, 2014
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 79,866	$ 31,338	$ 48,528
Furniture & Equipment	20,001	6,460	13,541
Lab Equipment	14,448	3,904	10,544
Computer equipment	1,820	1,159	661
	$ 116,135	$ 42,861	$ 73,274

	As at December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 79,866	$ 28,516	$ 51,350
Furniture & Equipment	20,001	5,659	14,342
Lab Equipment	14,448	2,628	11,820
Computer equipment	1,820	1,096	724
	$ 116,135	$ 37,899	$ 78,236

During the year, the Company began acquiring and using property and equipment which were depreciated accordingly.

10.

EQUITY COMPENSATION

The following table provides consolidated summary information on the Company’s equity compensation plans as at March 31, 2014.

		Weighted Average
	Number of Options	Exercise Price	Fair Value Per Option	Expiry Date
Options outstanding at March 31, 2014 and December 31, 2013.	4,500,000	0.55	0.25	July 26, 2021

As of March 31, 2014, there was no unrecognized compensation related to non-vested options.

No options were issued for the three months ended March 31, 2014.

11.

RELATED PARTY TRANSACTIONS

During the year, the Company paid back amounts due to related parties, which had been advanced in the past to fund its operating and investing activities.  Amounts due to related parties are due on demand, are non-interest bearing and approximate fair value due to their short term to maturity.  Amounts due from Dr. Moshiri, CEO, relate to advances for business related travel and are short-term in nature.  Amounts due to related parties as at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013

Due from Dr. Moshiri, CEO of the Company	$ Nil	$ 2,256
Due to a company controlled by a shareholder of the Company	_562,915	_717,953
Total	$ 562,915	$ 720,209

12.

LEASE COMMITMENTS

In 2011, the Company entered into lease for premise in Toronto, Ontario.  The lease term is for 60 months. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $17,068 and $7,728 for the three months ended March 31, 2014 and 2013 respectively.

In addition, the Company is required to pay its pro rata share of common area maintenance costs and property taxes.

13.

SUBSEQUENT EVENT

On April 10, 2014, the Company approved the grant of 800,000 non-qualified stock options to employees and 1,910,000 non-qualified stock options to consultants to purchase shares of the Company’s common stock at an option price of $0.55 per share. The options will vest until April 10, 2016 unless sooner terminated according to the term of the separate Non-Qualified Stock Option Agreements signed by each employee and consultant.

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

On March 24, 2010, Panacea Delaware entered into a licensing agreement (the “Licensing Agreement”) with Pharmaceuticals.  Pursuant to the Licensing Agreement, Panacea Delaware was granted the exclusive right to develop, use, and market Pharmaceuticals’ HAAH based cancer diagnostic technologies, with rights to sublicense worldwide, except for the United States of America. In consideration for the Licensing Agreement, Panacea Delaware issued 35,500,000 shares of its common stock to Pharmaceuticals and is obligated to pay Pharmaceuticals a license fee of $2,500,000, due within 30 days of the Company raising a minimum $10,000,000 equity investment (the “License Fee”).  One-half of any equity investments raised shall be remitted to Pharmaceuticals, until the License Fee is paid in full.  The aggregate consideration paid and therefore fair value of the Licensing Agreement equals $50,000,000.  Further, the Company will pay Pharmaceuticals 25% of all sublicensing revenue and will purchase all conforming reagent at a cost of $20 per test or 10% of the sale price of the individual test with a minimum $8.00 test price.  We hope to market and sell products through strategic partnerships with companies in different countries by entering into sublicensing agreements to sell our products. We may enter into sublicensing agreements with one or more third parties under all or some of the related Pharmaceuticals patents.  Additionally, we hope to develop standalone operations in certain countries including Canada.  We anticipate that our licensing agreements, with amenable profits margins, will underpin our revenue for the 2014 year.

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

The License Fee was fully repaid during the quarter.

On June 2, 2011, we filed a Certificate of Amendment to our Articles of Incorporation with the State of Nevada changing the Company’s name to Panacea Global, Inc.

As of March 31, 2014, we are in the development stage and have limited working capital, have not earned any revenues from operations and have accumulated a deficit.

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

Valuation Analysis of Global Diagnostic License

As of March 31, 2014, there was no updated valuation analysis regarding our Global Diagnostic License (the “License”) to replace the report dated December 31, 2011 discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012. Reznick Group performed a valuation analysis to estimate the fair value of our License as of December 31, 2011 (the “Valuation Date”).

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

Results of Operations

As of March 31, 2014, the Company had not begun its business operations in connection with the Licensing Agreement.  Accordingly, we have not had any revenues during the three ended March 31, 2014 or during the period from February 5, 2010 (inception) to March 31, 2014.

Total expenses for the three months ended March 31, 2014 were $459,563, as compared to total expenses of $167,352 for the three months ended March 31, 2013 and $4,974,554 for the period from February 5, 2010 (inception) to March 31, 2014.  The increase in expenses for the three months ended March 31, 2014 was primarily attributable to salaries and benefits and office and general expenses.

The Company recorded a net loss of $459,771 for the three months ended March 31, 2014.  We recorded a net loss for the three months ended March 31, 2013 of $167,402 and a net loss of $5,180,741 for the period from February 5, 2010 (inception) to March 31, 2014.

Liquidity and Capital Resources

At March 31, 2014 the Company had $52,025,747 in assets comprised of the $50,000,000 intangible asset, investment of $911,464, property and equipment totaling $73,274, $765,668 cash in hand and other assets of $275,341. The intangible asset allows the Company to develop market and use licensed products related to HAAH based laboratory tests. Comparatively, at December 31, 2013 we had $53,348,511 in assets comprised of the $50,000,000 intangible asset, investment of $911,672, property and equipment totaling $78,236, cash in hand of $2,309,563 and other assets of $49,040.

At March 31, 2014 the Company had liabilities of $1,900,719 comprised of deferred revenue of $1,000,000, amounts due to related parties of $562,915 and accounts payable and accrued liabilities totaling $337,804. Comparatively at December 31, 2013, we had $2,684,494 in liabilities comprised of the license fee payable of $574,211 deferred revenue of $1,000,000, amounts due to related parties of $720,209 and accounts payable and accrued liabilities totaling $390,074.

Net cash used in operating activities during the three months ended March 31, 2014 was $1,307,383 and was $5,303,613 for the period from February 5, 2010 (inception) to March 31, 2014. Net cash used by investing activities was $Nil for the three months ended March 31, 2014 and was $1,115,736 for the period from February 5, 2010 (inception) to March 31, 2014 due to the company’s investment in Panacea Laboratories, Inc. and the purchase of property and equipment. Net cash used by financing activities during the three months ended March 31, 2014 was $157,294 due to financing to related parties and net cash provided by financing activities was $7,131,029 for the period from February 5, 2010 (inception) to March 31, 2014 due to financing from related parties and the issuance of common stock.

As there were no revenues from operating activities as of March 31, 2014, we must rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that we will need to rely upon new capital contributions to pay our liabilities.

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

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to March 31, 2014 total $5,180,741. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on December 31, 2011 indicating no impairment. As at March 31, 2014, management is of the opinion that there have been no changes in circumstances.

Off-Balance Sheet Arrangements

None.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer and chief financial officer who concluded that our disclosure controls and procedures are not effective due to material weakness to ensure that all material information required to be filed in the Form 10-Q has been made known to them.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain material weaknesses in our internal control over financial reporting as of March 31, 2014:

•

Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•

Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Because of the material weaknesses above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2014, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

PART II—OTHER INFORMATION

Item 1.

Legal Proceedings.

The following descriptions have previously been disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014:

Moneylogix Group, Inc. et al. v. Panacea Global, Inc. et al.

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

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosure.

Not applicable.

Item 5.

Other Information.

On April 10, 2014 the Board approved the issuance of non-qualified stock options (the “Options”) to each of: Mahmood Moshiri (“Moshiri”), the Company’s Chief Executive Officer, President, Interim Chief Financial Officer, Chief Medical Officer and Director, and Binnay Sethi (“Sethi,” and together with Moshiri, the “Optionees”), the Company’s Vice President and Director.  Dr. Moshiri was issued Options to purchase 500,000 shares of the Company’s common stock and Mr. Sethi was issued Options to purchase 100,000 shares of the Company’s common stock.  The Options were granted pursuant to, and are subject to, the Company’s 2011 Omnibus Incentive Plan, which was approved by the Board on July 26, 2011.The Options vested and became exercisable on April 10, 2014 at an exercise price of $0.55 per share and expire on April 10, 2016.

The Option will automatically terminate upon the finding that the applicable Optionee has committed fraud, willful misconduct, misappropriation of funds or other dishonesty.

The foregoing description of the terms of the Options is qualified in its entirety by reference to the provisions of the Non-Qualified Stock Option Agreements with each of Dr. Moshiri and Mr. Sethi, filed as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

On April 15, 2014 the Board of Directors (the “Board”) of Panacea Global, Inc. (the “Company”) unanimously appointed Dr. Zahra Shariat as a member of the Board bringing the number of members of the Board to three.  Dr. Shariat will hold office until the next annual general meeting of our shareholders or until removed from office in accordance with the Company’s bylaws.  Dr. Shariat is currently the Company’s office administrator and assistant.

Dr. Zahra Shariat, 47, studied pharmacy at Azad University of Tehran and graduated in 1994. From 1994 to 2007 she practiced as a clinical pharmacist at Fayazbakhsh Hospital, one of the largest hospitals in Tehran. Dr. Shariat was the pharmacist in chief and technical officer in charge of Shariat Pharmacy in Tehran from 1997 to 2006.

Since 2010, Dr. Shariat has established a high level of credibility and experience in managing, marketing and guiding public companies. Dr. Shariat is an advisory Board member of Proteus Imaging Canada Inc. and Panacea Pharmaceuticals, Inc.

Dr. Shariat’s qualifications to serve on the Board include her experience as a pharmacist as well as her experience advising other companies.

Family Relationships

Dr. Shariat is the sister-in-law of Dr. Mahmood Moshiri (the sister of Dr. Moshiri’s wife), the Company’s Chief Executive Officer.

Arrangements or Understandings

There are no arrangements or understandings between Dr. Shariat and any other persons pursuant to which Dr. Shariat was selected to serve as a member of the Board.

Committees

The Board does not currently have nominating, audit or other committees.

Related Party Transactions

There are no related party transactions reportable under Item 5.02 of Form 8-K or Item 404(a) of Regulation S-K.

Material Plans, Contracts or Arrangements

While Dr. Shariat was an employee of the Company, the Board approved, on two occasions, the issuance of non-qualified stock options to Dr. Shariat.  The first issuance was on July 26, 2011 to purchase 500,000 shares of the Company’s common stock and expires on July 26, 2021.  The second issuance was on April 10, 2014 to purchase 200,000 shares of the Company’s common stock and expires on April 10, 2016.  Both issuances were granted pursuant to, and are subject to, the Company’s 2011 Omnibus Incentive Plan, which was approved by the Board on July 26, 2011.

On April 17, 2014, the Company entered into an employment services agreement with Dr. Moshiri, its Chief Executive Officer, President, Interim Chief Financial Officer, and Chief Medical Officer (the “Employment Services Agreement”).  Under the terms of the Employment Services Agreement, Dr. Moshiri will be paid $240,000 in base salary per year.

The foregoing description of the terms of the Employment Services Agreement is qualified in its entirety by reference to the provisions of the Employment Services Agreement, filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 6

Exhibits.

Exhibit No.	Title of Document

10.1*	Moshiri Non-Qualified Stock Option Agreement.

10.2*	Sethi Non-Qualified Stock Option Agreement.

10.3*	Moshiri Employment Services Agreement.

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

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

PANACEA GLOBAL, INC.

Dated: May 14, 2014	By:	/s/ Mahmood Moshiri
Mahmood Moshiri
Chief Executive Officer, President, and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)