Form 10-Q
period 2014-06-30
Panacea Global, Inc.
filed 2014-08-13
CIK 1024048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

  Yes   [ ]   No [X]

There were 106,759,586 shares of the Registrant’s Common Stock outstanding at August 12, 2014.

PANACEA GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2014

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Panacea Global, Inc. and its subsidiaries.“SEC” refers to the Securities and Exchange Commission.

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements.

Panacea Global, Inc.

(A Development Stage Company)

Unaudited Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	As at June 30, 2014	As at December 31, 2013
Assets
Current
Cash	$ 152,184	$ 2,309,563
Other assets	199,498	49,040
Total Current Assets	351,682	2,358,603
Investment (Note 5)	909,992	911,672
Property and equipment (Note 9)	82,511	78,236
Intangible asset, net (Note 6)	50,000,000	50,000,000
Total Non-Current Assets	50,992,503	50,989,908
Total Assets	$ 51,344,185	$ 53,348,511

Liabilities
Current
Accounts payable and accrued liabilities	$ 369,103	$ 390,074
Due to related parties (Note 11)	540,810	720,209
Deferred revenue (Note 5)	1,000,000	1,000,000
License fee payable (Note 5)	-	574,211
Total Liabilities	1,909,913	2,684,494

Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized; none issued (Note 7)	-	-
Capital stock, $0.001 par value; 300,000,000 shares authorized;
105,997,586 issued and outstanding (December 31, 2013 – 105,997,586) (Note 7)	105,998	105,998
Additional paid in capital	55,948,583	55,145,783
Deficit accumulated during the development stage	(6,649,972)	(4,720,970)
Accumulated other comprehensive (income) loss	29,663	133,206
Total Stockholders' Equity	49,434,272	50,664,017
Total Liabilities and Stockholders' Equity	$ 51,344,185	$ 53,348,511

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.

(A Development Stage Company)

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(Expressed in US Dollars)

	For the Three Months Ended		For the Six Months Ended		For the Period from February 5, 2010 (inception) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenue	$ -	$ -	$ -	$ -	$ -
Expenses
Professional fees	103,220	72,094	134,731	103,020	885,773
Cost of reorganization	-	-	-	-	39,300
Filing fees	2,308	2,039	4,322	4,340	39,697
Office and general	432,982	193,839	750,493	305,045	2,621,900
Depreciation	3,774	4,859	8,736	9,349	46,236
Stock-based compensation	802,800	-	802,800	-	1,927,167
Salaries and benefits	122,675	69,704	226,240	88,133	882,240
Total expenses	1,467,759	342,535	1,927,322	509,887	6,442,313
Equity income/(loss) pickup (Note 5)	(1,472)	5,696	(1,680)	5,646	(90,008)
Net loss before income taxes	(1,469,231)	(336,839)	(1,929,002)	(504,241)	(6,532,321)
Tax expense	-	-	-	-	(117,651)
Net loss	(1,469,231)	(336,839)	(1,929,002)	(504,241)	(6,649,972)

Foreign currency adjustment	(24,325)	6,249	(103,543)	20,653	29,663
Comprehensive Loss	$ (1,493,556)	$ (330,590)	$ (2,032,545)	$ (483,588)	$ (6,620,309)
Loss per share - basic and diluted	(0.01)	(0.00)	(0.02)	(0.01)	(0.07)
Weighted number of shares outstanding - basic and diluted	105,997,586	98,133,872	105,997,586	97,551,962	90,372,511

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Panacea Global, Inc.

(A Development Stage Company)

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(Expressed in US Dollars)

	Common Shares	Amount	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit during the Development Stage	Total Stockholders' Equity

Balance, February 5, 2010 (inception)	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock for services	39,300,000	39,300	-	-	-	39,300
Issuance of common stock for license	35,500,000	35,500	47,464,500	-	-	47,500,000
Reverse merger with MoneyLogix	14,563,586	14,564	(14,564)	-	-	-
Net loss	-	-	-	-	(105,702)	(105,702)
Balance, December 31, 2010	89,363,586	$ 89,364	$ 47,449,936	$ -	$ (105,702)	$ 47,433,598

Issuance of common stock for cash	4,700,000	4,700	1,295,300	-	-	1,300,000
Foreign currency exchange adjustment	-	-	-	(3,647)	-	(3,647)
Stock based compensation			1,124,367			1,124,367
Net loss	-	-	-	-	(2,067,896)	(2,067,896)
Balance, December 31, 2011	94,063,586	$ 94,064	$ 49,869,603	$ (3,647)	$ (2,173,598)	$ 47,786,422

Issuance of common stock for cash	1,300,000	1,300	519,814	-	-	521,114
Foreign currency exchange adjustment	-	-	-	92,758	-	92,758
Net loss	-	-	-	-	(1,015,402)	(1,015,402)
Balance, December 31, 2012	95,363,586	$ 95,364	$ 50,389,417	$ 89,111	$ (3,189,000)	$ 47,384,892

Issuance of common stock for cash	10,594,000	10,594	4,736,406	-	-	4,747,000
Issuance of common stock for services	40,000	40	19,960	-	-	20,000
Foreign currency exchange adjustment	-	-	-	44,095	-	44,095
Net loss	-	-	-	-	(1,531,970)	(1,531,970)
Balance, December 31, 2013	105,997,586	$ 105,998	$ 55,145,783	$ 133,206	$ (4,720,970)	$ 50,664,017

Issuance of common stock for cash	-	-	-	-	-	-
Foreign currency exchange adjustment	-	-	-	(103,543)	-	(103,543)
Stock based compensation	-	-	802,800	-	-	802,800
Net loss	-	-	-	-	(1,929,002)	(1,929,002)
Balance, June 30, 2014	105,997,586	$ 105,998	$ 55,948,583	$ 29,663	$ (6,649,972)	$ 49,434,272

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Panacea Global, Inc.

(A Development Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the Six Months Ended		"For the Period from February 5, 2010 (inception) to June 30, 2014
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities
Net loss	$ (1,929,002)	$ (504,241)	$ (6,649,972)
Adjustments to reconcile net loss to net cash used
in operating activities:
Loss pickup on Joint Venture (Note 5)	1,680	(5,646)	90,008
Depreciation	8,736	9,349	46,236
Stock-based compensation	802,800	-	1,927,167
Stock issued for services	-	-	59,300
	(1,115,786)	(500,538)	(4,527,261)
Change in assets and liabilities:
Other assets	(150,458)	7,856	(199,498)
Accounts payable and accrued liabilities	(20,971)	(76,594)	369,103
Deferred revenue	-	-	1,000,000
License fee payable	(574,211)	(323,444)	(2,500,000)
Net cash used in operating activities	(1,861,426)	(908,432)	(5,857,656)

Cash Flows from Investing Activities
Undistributed loss on joint venture (Note 5)	-	-	(1,000,000)
Purchases of property and equipment	(13,011)	(14,619)	(128,747)
Net cash used by investing activities	(13,011)	(14,619)	(1,128,747)

Cash flows from Financing Activities
Issuance of common stock	-	1,279,088	6,568,114
Due to related parties	(179,399)	(174,146)	540,810
Net cash used in financing activities	(179,399)	1,104,942	7,108,924

Effect of exchange rate on cash	(103,543)	20,653	29,663

Net change in cash	(2,157,379)	202,544	152,184
Cash, beginning of year	2,309,563	109,151	-
Cash, end of year	$ 152,184	$ 311,695	$ 152,184

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

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

3.

GOING CONCERN

These unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to raise additional finance to fund its operations and develop profitable operations. Accumulated net losses from inception to June 30, 2014 totaled $6,649,972.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. There is no assurance that the Company will be able to obtain such financing. These conditions create material uncertainty that cast significant doubt about the Company’s ability to continue as a going concern.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The functional currency of the Company is Canadian dollars. The functional currency of the Company’s subsidiaries is United States dollars.  The interim condensed financial statements of the Company have been translated into United States dollars by translating balance sheet accounts at year end and period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet in Accumulated Other Comprehensive Income (Loss). The balance of the foreign currency translation adjustment, included in Accumulated Other Comprehensive Loss, was ($103,543) for the six months ended June 30, 2014. For the period from inception (February 5, 2010) through June 30, 2014, $29,663 foreign currency translation adjustment was included in Accumulated Other Comprehensive Income (Loss).

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

Financial Instruments

In accordance with ASC 825-10-50, Defining Fair Value Measurement, the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2014, the carrying value of accounts payable and accrued liabilities, due to related parties and license fee payable approximate their fair value because of the short-term maturity of these instruments.  The fair value of the investment is not readily determinable.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on June 30, 2014 and noted no impairment.

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

Investment in Equity Instruments

The Company has accounted for its investment in equity and debt securities using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Company recognizes the investment in stock of an investee as an asset. The asset is recorded initially at cost in accordance with the guidance in FASB ASC 805-50-30. Subsequent to the initial recording the Company will recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements. The Company adjusts the carrying value of the investment for its share of the earnings or losses of the investee after the date of investment and shall report the recognized earnings or losses in the condensed statement of comprehensive loss.

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

As at December 31, 2011, the Company engaged a third party professional valuation firm to review the license agreement and determine an appropriate representation of fair value of the intangible asset. The valuation report considered current conditions of the Company and industry as well as projections of future performance based on management’s judgment of the likelihood of future outcomes. Results of the valuation report indicated that the intangible asset was not impaired as of December 31, 2011.  As at June 30, 2014, management is of the opinion that there has been no change to those circumstances.

The Company made license fee payments of $2,220 during the three months ended June 30, 2014 and $64,976 for the six months ended June 30, 2014 ($323,444 during the six months ended June 30, 2013). At June 30, 2014, the Company has made aggregate license fee payments of $639,187 to reduce the license fee payable from $574,211 as of December 31, 2013 to $Nil, and have a balance receivable of $64,976 as of June 30, 2014 included in other assets.

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

Investment in Laboratories

November 18, 2011 (initial value)	$1,000,000
Share of losses up to December 31, 2013	(88,328)
December 31, 2013	911,672
Share of loss for the six months ended June 30, 2014	(1,680)
Total	$909,992

The investment in Laboratories was $909,992 and $911,672 as of June 30, 2014 and December 31, 2013 respectfully.  The reduction in the investment during the 6 months ended June 30, 2014 represents the Company’s share of the operating expenses incurred at laboratories.

6.

INTANGIBLE ASSET

The Company’s intangible asset consists of the GDL, as described in Note 5, which contains certain issued and pending patent rights. Upon commencement of licensed services to customers, amortization will be taken over the estimated useful life of the respective patent rights, which vary and are determined on a country-by-country basis.

	As at February 5, 2010 (inception)	Acquired	Accumulated Amortization	As at December 31, 2013	Accumulated Amortization	As at June 30, 2014
Global Diagnostic License	-	$ 50,000,000	-	$ 50,000,000	-	$ 50,000,000

As at June 30, 2014, the Company has not commenced any services relating to GDL and as a result, no amortization has been recorded.

7.

CAPITAL STOCK

a)

Authorized

100,000 Class A Preferred shares with a par value of $0.001. There were no shares issued and outstanding at June 30, 2014.

300,000,000 Common shares of $0.001 par value.

b)

Issued

105,997,586 Common Shares (105,997,586 Common Shares – December 31 2013).

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

Warrants

On February 25, 2013, the Company issued an additional 1,600,000 common shares for cash of $352,895.

	Number of Shares	Capital Stock	Additional paid in capital
Capital stock as at December 31, 2011	94,063,586	94,064	49,869,603
Stock issuances in 2012	1,300,000	1,300	519,814
Capital stock as at December 31, 2012	95,363,586	$ 95,364	$ 50,389,417
Stock issuance in 2013	10,634,000	10,634	4,756,366
Capital stock as at December 31, 2013	105,997,586	$ 105,998	$ 55,145,783
Stock based compensation in 2014	Nil	Nil	802,800
Capital stock as at June 30, 2014	105,997,586	$ 105,998	$ 55,948,583

The following table provides consolidated information on the Company’s warrants for as at June 30, 2014.  Each warrant provides the warrant holder the option to purchase one share.

	Number of Warrants	Exercise Price	Exercisable Date	Expiry Date
Warrants issued on April 10, 2011	2,000,000	$ 0.25	Anytime	April 10, 2013
Warrants issued on April 15, 2011	100,000	$ 0.25	Anytime	April 15, 2013
Warrants issued on April 5, 2012	500,000	$ 0.25	Anytime	April 5, 2014
Warrants exercised on February 25, 2013	(200,000)	$ 0.25
Warrants exercised on February 28, 2013	(200,000)	$ 0.25
Warrants exercised on March 22, 2013	(200,000)	$ 0.25
Warrants exercised on March 27, 2013	(600,000)	$ 0.25
Warrants exercised on May 22, 2013	(200,000)	$ 0.25
Warrants expired on April 10, 2013	(600,000)	$ 0.25
Warrants expired on April 15, 2013	(100,000)	$ 0.25
Warrants expired on April 5, 2014	(500,000)	$ 0.25
Warrants outstanding as at June 30, 2014	-	$ -

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

As of June 30, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.  The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

9.

PROPERTY AND EQUIPMENT

	As at June 30, 2014
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 84,816	$ 33,906	$ 50,910
Furniture & Equipment	28,652	7,191	21,461
Lab Equipment	14,448	4,916	9,532
Computer equipment	1,820	1,212	608
	$ 129,736	$ 47,225	$ 82,511

	As at December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$ 79,866	$ 28,516	$ 51,350
Furniture & Equipment	20,001	5,659	14,342
Lab Equipment	14,448	2,628	11,820
Computer equipment	1,820	1,096	724
	$ 116,135	$ 37,899	$ 78,236

During the year, the Company began acquiring and using property and equipment which were depreciated accordingly.

10.

EQUITY COMPENSATION

On April 10, 2014, the Company granted 1,300,000 options to officers, directors and consultants of the Company as incentive compensation. The options vested and became exercisable on April 10, 2014 at an exercise price of $0.55 per share and expire on April 10, 2016.

Stock based compensation of $802,800 was expensed in the financial statements during the three and six months ended June 30, 2014 ($Nil during the three and six months ended June 30, 2013) relating to current period grants.

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes fair value option pricing model with the following assumptions: fair value of options of $0.62, risk-free rate of 0.37%, expected life of the options of two years, annualized volatility of 242%, and no expected dividends. Volatility was determined based on daily observations of the historical stock price over a period consistent with the expected life of the options at the date of grant.

The following table provides consolidated summary information on the Company’s equity compensation plans as at June 30, 2014.

	Number of Options	Exercise Price	Fair Value Per Option	Expiry Date
Options outstanding as at December 31, 2013	4,500,000	$ 0.55	0.25	July 26, 2021
Options issued on April 10, 2014	1,300,000	$ 0.55	0.62	April 10, 2016
Options outstanding as at June 30, 2014	5,800,000	$ 0.55

As of June 30, 2014, there was no unrecognized compensation related to non-vested options.

11.

RELATED PARTY TRANSACTIONS

During the year, the Company paid back amounts due to related parties, which had been advanced in the past to fund its operating and investing activities.  Amounts due to related parties are due on demand, are non-interest bearing and approximate fair value due to their short term to maturity. Amounts due from Dr. Moshiri, CEO, relate to advances for business related travel and are short-term in nature. Amounts due from Dr. Stead relate to advances for product-related research costs. Amounts due to related parties as at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013

Due to (from) Dr. Moshiri, CEO of the Company	$ (55,428)	$ 2,256
Due to (from) Dr. Ronald H. Stead	(65,569)	-
Due to a company controlled by a shareholder of the Company	661,807	717,953
Total	$ 540,810	$ 720,209

12.

LEASE COMMITMENTS

In 2011, the Company entered into lease for premise in Toronto, Ontario.  The lease term is for 60 months. Rent expense under all operating leases (exclusive of real estate taxes and other expenses payable under the leases) was approximately $34,820 and $15,962 for the six months ended June 30, 2014 and 2013 respectively.

In addition, the Company is required to pay its pro rata share of common area maintenance costs and property taxes.

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.

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

As of June 30, 2014, we are in the development stage and have limited working capital, have not earned any revenues from operations and have accumulated a deficit.

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

Valuation Analysis of Global Diagnostic License

As of June 30, 2014, there was no updated valuation analysis regarding our Global Diagnostic License (the “License”) to replace the report dated December 31, 2011 discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012. Reznick Group performed a valuation analysis to estimate the fair value of our License as of December 31, 2011 (the “Valuation Date”).

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

Results of Operations

As of June 30, 2014, the Company had not begun its business operations in connection with the Licensing Agreement. Accordingly, we have not had any revenues during the six month period ended June 30, 2014 or during the period from February 5, 2010 (inception) to June 30, 2014.

Total expenses for the six months ended June 30, 2014 were $1,927,322 and for the three months ended June 30, 2014 were $1,469,759, as compared to total expenses of $509,887 for the six months ended June 30, 2013 and $342,535 for the three months ended June 30, 2013, and $6,442,313 for the period from February 5, 2010 (inception) to June 30, 2014.  The increase in expenses for the three and six months ended June 30, 2014 was primarily attributable to stock-based compensation, salaries and benefits, and office and general expenses.

The Company recorded a net loss of $1,929,002 for the six months ended June 30, 2014 and $1,469,231 for the three months ended June 30, 2014. We recorded a net loss for the six months ended June 30, 2013 of $504,241 and $336,839 for the three months ended June 30, 2013, and a net loss of $6,649,972 for the period from February 5, 2010 (inception) to June 30, 2014.

Liquidity and Capital Resources

At June 30, 2014 the Company had $51,344,185 in assets comprised of the $50,000,000 intangible asset, investment of $909,992, property and equipment totaling $82,511, $152,184 cash in hand and other assets of $199,498. The intangible asset allows the Company to develop market and use licensed products related to HAAH based laboratory tests. Comparatively, at December 31, 2013 we had $53,348,511 in assets comprised of the $50,000,000 intangible asset, investment of $911,672, property and equipment totaling $78,236, cash in hand of $2,309,563 and other assets of $49,040.

At June 30, 2014 the Company had liabilities of $1,909,913 comprised of deferred revenue of $1,000,000, amounts due to related parties of $540,810 and accounts payable and accrued liabilities totaling $369,103. Comparatively at December 31, 2013, we had $2,684,494 in liabilities comprised of the license fee payable of $574,211 deferred revenue of $1,000,000, amounts due to related parties of $720,209 and accounts payable and accrued liabilities totaling $390,074.

Net cash used in operating activities during the six months ended June 30, 2014 was $1,861,426 and was $908,431 during the six months ended June 30, 2013 and was $5,857,656 for the period from February 5, 2010 (inception) to June 30, 2014. Net cash used by investing activities was $13,011 for the six months ended June 30, 2014 and was $14,619 during the six months ended June 30, 2013, and was $1,128,747 for the period from February 5, 2010 (inception) to June 30, 2014 due to the company’s investment in Panacea Laboratories, Inc. and the purchase of property and equipment. Net cash used by financing activities during the six months ended June 30, 2014 was $179,399 due to financing to related parties and net cash provided by financing activities was $1,104,942 during the six months ended June 30, 2013 and was $7,108,924 for the period from February 5, 2010 (inception) to June 30, 2014 due to financing from related parties and the issuance of common stock.

As there were no revenues from operating activities as of June 30, 2014, we must rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that we will need to rely upon new capital contributions to pay our liabilities.

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

Going Concern

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to June 30, 2014 total $6,649,972. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on December 31, 2011 indicating no impairment. As at June 30, 2014, management is of the opinion that there have been no changes in circumstances.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer and chief financial officer who concluded that our disclosure controls and procedures are not effective due to material weakness to ensure that all material information required to be filed in the Form 10-Q has been made known to them.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain material weaknesses in our internal control over financial reporting as of June 30, 2014:

●	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.
●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Because of the material weaknesses above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

Baywood Homes Partnership et al. v. Moneylogix Group, Inc. et al.

On September 9, 2010, Baywood Homes Partnership, 2131059 Ontario Limited, 2206659 Ontario Limited, 2147789 Ontario Limited, 1367169 Ontario Limited and Ralph Canonaco (collectively, the " Baywood Plaintiffs") filed a lawsuit in the Superior Court of Justice in Ontario, Canada against Alex Haditaghi, Majid Haditaghi, Moneylogix Group, Inc. (a Canadian company), Mortgagebrokers.com, Financial Group of Companies Inc., Gary Cilevitz, Michael Knarr, and Farideh Ronhbakhsh (the “Baywood Non-Company Defendants”) and the Company.  As previously disclosed, the Company did not participate in the initial defence put forth by the Baywood Non-Company Defendants.  On April 18, 2013, Justice Edward Belobaba granted, in part, the Baywood Non-Company Defendants’ summary judgment motion and dismissed the Baywood Plaintiffs’ action in its entirety.  Justice Belobaba denied the Baywood Non-Company Defendants’ summary judgment motion with regard to granting their counter-claim against the Baywood Plaintiffs. On June 9, 2014, Justice Belobaba’s decision was reversed on appeal.  The litigation, in its entirety will now proceed against all defendants. The Company believes that the Baywood Plaintiff’s claims against its are entirely without merit and intends to vigorously defend itself against and pursue, as applicable, its legal recourses against the Baywood Plaintiffs in court.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6	Exhibits.
Exhibit No.	Title of Document

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906, of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

PANACEA GLOBAL, INC.

Dated: August 13, 2014	By:	/s/ Mahmood Moshiri
Mahmood Moshiri
Chief Executive Officer, President, and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)