Form 10-Q
period 2014-09-30
Panacea Global, Inc.
filed 2014-11-14
CIK 1024048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

There were 106,747,586 shares of the Registrant’s Common Stock outstanding at November 14, 2014.

PANACEA GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

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

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements.

Panacea Global, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash	$ 52,208	$ 2,309,563
Accounts receivable	123,566	38,407
Accounts receivable - related parties (Note 9)	292,895	133,531
Prepaid expenses	13,550	10,633
Total Current Assets	482,219	2,492,134

Property and equipment, net (Note 4)	78,110	78,236
Equity method investment (Note 5)	909,968	911,672
Intangible asset, net (Note 6)	50,000,000	50,000,000

Total Assets	$ 51,470,297	$ 53,482,042

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$ 331,255	$ 390,074
Deferred revenue (Note 5)	1,000,000	1,000,000
License fee payable (Note 6)	-	574,211
Due to related parties (Note 9)	986,453	853,740
Total Current Liabilities	2,317,708	2,818,025

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized; none issued (Note 7)	-	-
Capital stock, $0.001 par value; 300,000,000 shares authorized;
106,747,586 and 105,997,586 issued and outstanding, respectively	106,748	105,998
Additional paid in capital	56,322,833	55,145,783
Accumulated deficit	(7,331,646)	(4,720,970)
Accumulated other comprehensive income	54,654	133,206
Total Stockholders' Equity	49,152,589	50,664,017

Total Liabilities and Stockholders' Equity	$ 51,470,297	$ 53,482,042

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Panacea Global, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$ -	$ -	$ -	$ -

Operating Expenses
General and administrative	677,249	336,063	2,595,835	836,601
Depreciation	4,401	5,235	13,137	14,584
Total Operating Expenses	681,650	341,298	2,608,972	851,185

(Income) loss from equity investment (Note 5)	(24)	(113)	(1,704)	5,533

Net Loss	$ (681,674)	$ (341,411)	$ (2,610,676)	$ (845,652)

Loss per common share - basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)
Weighted average number of common shares outstanding - basic and diluted	106,747,586	98,133,872	106,302,531	97,551,962

Other Comprehensive Loss
Net loss	$ (681,674)	$ (341,411)	$ (2,610,676)	$ (845,652)
Foreign currency translation gain (loss)	24,991	(42,732)	(78,552)	(22,079)
Total Other Comprehensive Loss	$ (656,683)	$ (384,143)	$ (2,689,228)	$ (867,731)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Panacea Global, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Shares
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2013	105,997,586	$ 105,998	$ 55,145,783	$ 133,206	$ (4,720,970)	$ 50,664,017
Stock-based compensation	750,000	750	1,177,050	-	-	1,177,800
Foreign currency translation loss	-	-	-	(78,552)	-	(78,552)
Net loss	-	-	-	-	(2,610,676)	(2,610,676)
Balance, September 30, 2014	106,747,586	$ 106,748	$ 56,322,833	$ 54,654	$ (7,331,646)	$ 49,152,589

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Panacea Global, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Cash Flows from Operating Activities
Net loss	$ (2,610,676)	$ (845,652)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock-based compensation	1,177,800	20,000
Depreciation	13,137	14,584
Loss (income) from equity method investment (Note 5)	1,704	(5,533)
Change in operating assets and liabilities:
Accounts receivable	(85,159)	24,404
Prepaid expenses	(2,917)	(17,180)
Accounts payable and accrued liabilities	(58,819)	(103,343)
License fee payable	(574,211)	(491,629)
Net Cash Used in Operating Activities	(2,139,141)	(1,404,349)

Cash Flows from Investing Activities
Purchases of property and equipment	(13,011)	(14,620)
Net Cash Used in Investing Activities	(13,011)	(14,620)

Cash flows from Financing Activities
Issuance of common stock for cash	-	1,709,092
Proceeds (payments) from (to) related parties, net	(26,651)	(201,852)
Net Cash Provided by (Used in) Financing Activities	(26,651)	1,507,240

Effect of Exchange Rate on Cash	(78,552)	(22,079)

Net Change in Cash	(2,257,355)	66,192
Cash, Beginning of Period	2,309,563	109,151
Cash, End of Period	$ 52,208	$ 175,343

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Panacea Global, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Panacea Global Inc. (the “Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2013, as reported in the Form 10-K, have been omitted.

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise".

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended September 30, 2014.

2.GOING CONCERN

These unaudited interim consolidated financial statements have been prepared assuming the Company will continue as a going-concern. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to raise additional financing to fund its operations and develop profitable operations. Accumulated net losses from inception to September 30, 2014 totaled $7,331,646.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. There is no assurance that the Company will be able to obtain such financing. These conditions create significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Basis of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Panacea (a Delaware incorporated Company) and Panacea Global Inc. (a Canadian incorporated Company). All inter-company transactions and balances have been eliminated upon consolidation.

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on September 30, 2014 and noted no impairment.

Foreign Currency Translation

The functional currency of the Company is Canadian dollars. The functional currency of the Company’s subsidiaries is United States dollars. The interim financial statements of the Company have been translated into United States dollars by translating balance sheet accounts at period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheets in Accumulated Other Comprehensive Income (Loss).

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

Stock-based Compensation

The Company follows ASC 718, Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard focuses primarily on accounting for transactions in which an entity obtains employee services in stock-based payment transactions, including issuance of stock options to employees. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense (net of estimated forfeitures) over the expected service period. The Company estimates the fair value of stock options using the Black-Scholes valuation model.

Investment in Equity Instruments

The Company has accounted for its investment in equity and debt securities using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Company recognizes the investment in stock of an investee as an asset. The asset is recorded initially at cost in accordance with the guidance in FASB ASC 805-50-30. The Company will recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements. The Company adjusts the carrying value of the investment for its share of the earnings or losses of the investee after the date of investment and shall report the recognized earnings or losses in the consolidated statements of operations.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company has assessed the applicability and impact of all recently issued accounting pronouncements and they have been determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position, results of operations, or cash flows.

4.PROPERTY AND EQUIPMENT

		As at September 30, 2014
	Useful Lives (yrs)	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	10	$ 84,816	$ 36,477	$ 48,339
Furniture & equipment	7	28,652	8,262	20,390
Lab equipment	5	14,448	5,626	8,822
Computer equipment	2.5	1,820	1,261	559
Total		$ 129,736	$ 51,626	$ 78,110

		As at December 31, 2013
	Useful Lives (yrs)	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	10	$ 79,866	$ 28,516	$ 51,350
Furniture & equipment	7	20,001	5,659	14,342
Lab equipment	5	14,448	2,628	11,820
Computer equipment	2.5	1,820	1,096	724
Total		$ 116,135	$ 37,899	$ 78,236

During the three and nine months ended September 30, 2013 and 2014, the Company recorded depreciation expense of $5,235, $4,401, $14,584, and $13,137, respectively.

5.EQUITY METHOD INVESTMENT

Sublicense Agreement

On November 18, 2011, the Company entered into a sublicense agreement with Panacea Laboratories, Inc. (“Laboratories”) to sublicense the rights to develop, market and use licensed products related to Human Aspartyl (Asparaginyl) B-Hydroxylase (“HAAH”) based laboratory tests in Canada.

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

Sublicensing revenues of $1,000,000 had been recorded in deferred revenues at December 31, 2011 and will be taken into revenues once Laboratories commences operations. The amount of deferred revenues is unchanged since December 31, 2013. Upon the recognition of revenue, the Company will recognize its liability to reimburse Panacea Pharmaceuticals 25% of all sublicensing revenue as disclosed above under the terms of the license agreement.

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

Equity Investment in Laboratories

Balance, December 31, 2013	911,672
Share of equity in loss for the nine months ended September 30, 2014	(1,704)
Balance, September 30, 2014	$909,968

Summarized Financial Information

Set out below is the summarized financial information of Laboratories at September 30, 2014, which is accounted for using the equity method. The information reflects the amounts presented in the financial statements of Laboratories adjusted for differences in accounting policies between the Company and Laboratories. Our share of income and losses from our equity method investment in Laboratories is included in loss from equity investment in the consolidated statements of operations and other comprehensive loss.

Summarized Balance Sheets

	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash	$ 111,408	$ (8,569)
Total Current Assets	111,408	(8,569)

Intangible assets- license	1,025,152	1,025,152
Total Assets	$ 1,136,560	$ 1,016,583

Liabilities
Current Liabilities
Accounts payable	$ 17,574	$ 43,300
Due to Panacea Global – related party	199,111	50,000
Total Current Liabilities	216,685	93,300

License fees payable	976,320	976,320
Total Liabilities	1,236,623	1,069,620

Commitments and contingencies

Stockholders’ Deficit
Common stock	80,000	80,000
Additional paid in capital	43,618	43,618
Accumulated deficit	(180,063)	(176,655)
Total Stockholders’ Deficit	(100,063)	(53,037)

Total Liabilities and Stockholders’ Equity	$ 1,136,560	$ 1,016,583

Summarized Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$ -	$ 11,455	$ -	$ 11,455

Operating Expense
General and administrative	48	11,681	3,408	389
Total Operating Expenses	48	11,681	3,408	389

Net Income (Loss)	$ (48)	$ (226)	$ (3,408)	$ 11,066

6.INTANGIBLES AND LICENSE FEE PAYABLE

License Agreement

On March 24, 2010, the Company entered into a license agreement with Panacea Pharmaceuticals Inc. (“Pharmaceuticals”), a related party, to acquire the global diagnostic license (“GDL”), with rights to sublicense worldwide, except for the United States of America. GDL allows the Company to develop, market and use licensed products related to HAAH based laboratory tests.

In consideration for the GDL, the Company issued 35,500,000 common shares and will pay Pharmaceuticals a license fee of $2,500,000, due within 30 days of the Company raising a minimum $10,000,000 equity investment. One-half of any equity investments raised shall be remitted to Pharmaceuticals, until the license fee is paid in full. The aggregate consideration paid and therefore fair value of the GDL equates to $50,000,000.  Further, the Company will pay Pharmaceuticals 25% of all sublicensing revenue and will purchase all conforming reagent at a cost of $20 per test or 10% of the sale price of the individual test with a minimum of an $8 test price.

The GDL contains certain issued and pending patent rights. Upon commencement of licensed services to customers, amortization will be taken over the estimated useful life of the respective patent rights, which vary and are determined on a country-by-country basis.

As of September 30, 2014, the Company had not commenced any services relating to GDL and as a result, no amortization has been recorded.

As of September 30, 2014, management evaluated whether events and circumstances have occurred that indicate possible impairment and concluded that no impairment was noted.

License Fee Payable

The Company made license fee payments to Laboratories of $636,100 for the nine months ended September 30, 2014 to reduce the license fee payable from $574,211 as of December 31, 2013 to $0, and have recorded a receivable of $61,889 as of September 30, 2014 included in accounts receivable.

7.CAPITAL STOCK

Common Shares

During the nine months ended September 30, 2013, the following commons shares were issued by the Company for cash:

•

On April 29, 2013, 1,184,000 common shares issued for proceeds of $592,000.

•

On May 31, 2013, 860,000 common shares for proceeds of $380,000.

•

On June 4, 2013, 20,000 common shares for proceeds of $10,000.

•

On July 8, 2013, 680,000 common shares for proceeds of $287,105.

•

On July 26, 2013, 100,000 common shares for proceeds of $50,000.

•

On August 13, 2013, 100,000 common shares for proceeds of $50,000.

On March 1, 2013, the Company issued 40,000 common shares for services valued at $20,000 based on the grant date fair value.

On July 9, 2014, the Company issued 750,000 common shares for services valued at $375,000, based on the grant date fair value, and recorded stock-based compensation.

Warrants

The following table provides information on the Company’s warrants as of September 30, 2014.  Each warrant provides the warrant holder the option to purchase one share.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	500,000	$ 0.25	2.00	$ -
Granted	-
Exercised	-
Expired	(500,000)	$ 0.25	0.00
Outstanding at September 30, 2014	-			$ -

During the nine months ended September 30, 2013, the following commons shares were issued by the Company from the exercise of warrants:

•

On February 25, 2013, 200,000 common shares for cash of $50,000.

•

On February 28, 2013, 200,000 common shares for cash of $50,000.

•

On March 22, 2013, 200,000 common shares for cash of $50,000.

•

On March 27, 2013, 600,000 common shares for cash of $152,895.

•

On May 22, 2013, 200,000 common shares for cash of $50,000.

Options

On April 10, 2014, the Company granted 1,300,000 options, with a fair market value of $802,800, based on the grant date fair value, to officers, directors and consultants of the Company as incentive compensation. The options vested and became exercisable on April 10, 2014 at an exercise price of $0.55 per share and expire on April 10, 2016.

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

Stock-based compensation of $0 and $802,800, respectively, was expensed during the three and nine months ended September 30, 2014 relating to current period grants ($0 during the three and nine months ended September 30, 2013).

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,500,000	$ 0.55	7.57	$ -
Granted	1,300,000	$ 0.55	1.53
Exercised	-
Expired	-
Outstanding at September 30, 2014	5,800,000	$ 0.55	5.64	$ -

As of September 30, 2014, there was no unrecognized compensation related to non-vested options.

8.INCOME TAXES

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

The Company has income tax losses of approximately $5 million available to be applied against future year’s income as a result of the losses incurred since inception. However, due to the losses incurred since inception and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for income tax losses available for carry forward.

As of September 30, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.  The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

9.RELATED PARTY TRANSACATIONS

During the nine months ended September 30, 2014, the Company paid back amounts due to related parties, which had been advanced in the past to fund its operating and investing activities.  Amounts due to related parties are due on demand, are non-interest bearing and approximate fair value due to their short term to maturity. Amounts due from Dr. Moshiri, CEO, and Dr. Ghanbari relate to advances for business related travel and are short-term in nature. Amounts due from Dr. Stead relate to advances for product-related research costs. Amounts due to (from) related parties as of September 30, 2014 and December 31, 2013 are as follows:

Accounts receivable – related parties	September 30, 2014	December 31, 2013

Due from Dr. Stead	$ 62,454	$ -
Due from Dr. Ghanbari	52,795	55,635
Due from Panacea Laboratories	177,646	77,896
Total	$ 292,895	$ 133,531

Due to related parties	September 30, 2014	December 31, 2013

Due to Dr. Moshiri, CEO of the Company	$ 178,440	$ 2,256
Due to 668152 Ontario Ltd.	808,013	851,484
Total	$ 986,453	$ 853,740

10.LEASE COMMITMENTS

In 2011, the Company entered into a lease for premises in Toronto, Ontario.  The lease term is 60 months. Rent expense under all operating leases was approximately $54,407 and $26,062 for the nine months ended September 30, 2014 and 2013 respectively.

In addition, the Company is required to pay its pro rata share of common area maintenance costs and property taxes.

11.LEGAL CONTINGENCIES

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

Baywood Homes Partnership et al. v. Moneylogix Group, Inc. et al.

On September 9, 2010, Baywood Homes Partnership, 2131059 Ontario Limited, 2206659 Ontario Limited, 2147789 Ontario Limited, 1367169 Ontario Limited and Ralph Canonaco (collectively, the " Baywood Plaintiffs") filed a lawsuit in the Superior Court of Justice in Ontario, Canada against Alex Haditaghi, Majid Haditaghi, Moneylogix Group, Inc. (a Canadian company), Mortgagebrokers.com, Financial Group of Companies Inc., Gary Cilevitz, Michael Knarr, and Farideh Ronhbakhsh (the “Baywood Non-Company Defendants”) and the Company.  As previously disclosed, the Company did not participate in the initial defence put forth by the Baywood Non-Company Defendants.  On April 18, 2013, Justice Edward Belobaba granted, in part, the Baywood Non-Company Defendants’ summary judgment motion and dismissed the Baywood Plaintiffs’ action in its entirety.  Justice Belobaba denied the Baywood Non-Company Defendants’ summary judgment motion with regard to granting their counter-claim against the Baywood Plaintiffs.   On June 9, 2014, Justice Belobaba’s decision was reversed on appeal.  The litigation, in its entirety will now proceed against all defendants.  The Company believes that the Baywood Plaintiff’s claims against it are entirely without merit and intends to vigorously defend itself against and pursue, as applicable, its legal recourses against the Baywood Plaintiffs in court.

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

The Panacea Global Plaintiffs seek a number of different forms of relief, including general damages in the amount of approximately $10 million, exemplary or punitive damages in the amount of approximately $1 million, and the cancellation of certain shares.  The Panacea Global Defendants have not yet delivered a Statement of Defencfe. The Company intends to vigorously pursue its legal recourses against the Panacea Global Defendants in court.

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

On March 24, 2010, Panacea Delaware entered into a licensing agreement (the “Licensing Agreement”) with Pharmaceuticals.  Pursuant to the Licensing Agreement, Panacea Delaware was granted the exclusive right to develop, use, and market Pharmaceuticals’ HAAH based cancer diagnostic technologies, with rights to sublicense worldwide, except for the United States of America. In consideration for the Licensing Agreement, Panacea Delaware issued 35,500,000 shares of its common stock to Pharmaceuticals and is obligated to pay Pharmaceuticals a license fee of $2,500,000, due within 30 days of the Company raising a minimum $10,000,000 equity investment (the “License Fee”).  One-half of any equity investments raised shall be remitted to Pharmaceuticals, until the License Fee is paid in full.  The aggregate consideration paid and therefore fair value of the Licensing Agreement equals $50,000,000.  Further, the Company will pay Pharmaceuticals 25% of all sublicensing revenue and will purchase all conforming reagent at a cost of $20 per test or 10% of the sale price of the individual test with a minimum $8.00 test price.  We hope to market and sell products through strategic partnerships with companies in different countries by entering into sublicensing agreements to sell our products. We may enter into sublicensing agreements with one or more third parties under all or some of the related Pharmaceuticals patents.  Additionally, we hope to develop stand-alone operations in certain countries including Canada.  We anticipate that our licensing agreements, with amenable profits margins, will underpin our revenue for the 2014 year.

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

The License Fee was fully repaid during the three months ended September 30, 2014.

As of September 30, 2014, we are in the development stage and have limited working capital, have not earned any revenues from operations and have accumulated a deficit.

Exclusive Sublicense Agreement with Panacea Laboratories (Canada)

On November 18, 2011, we entered into an exclusive sublicense agreement by and between Panacea Global, Inc. corporation organized under the laws of Ontario and our wholly owned subsidiary (“Panacea Canada”), Pharmaceuticals, Panacea Global, Inc., a corporation organized under the laws of the State of Delaware and our wholly owned subsidiary, and Panacea Laboratories, Inc., a corporation organized under the laws of Ontario (the “Sublicense Agreement.”). Pursuant to the Sublicense Agreement, we granted Panacea Laboratories the exclusive right to sublicense our license to develop, use, and market Pharmaceuticals’ HAAH based cancer diagnostic technologies throughout Canada.  In consideration for the rights received under the sublicense agreement, Panacea Laboratories provided the Company with 40,000,000 shares of its common stock and will pay the Company a sublicense fee of $960,000, due within 3 years.

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

Methods of Diagnosing, Predicting Therapeutic Efficacy and Screening for New Therapeutic Agents for Leukemia – Pending

•

Methods of Diagnosing Lung Cancer – Pending

Exclusive Master Purchase Agreement with Palmverse Limited

On July 7, 2011, we, through our wholly owned subsidiary, Panacea Delaware, entered into an exclusive master purchase agreement with Palmverse Limited, a Belarus corporation (“Palmverse”) (the “Agreement”) to provide Palmverse with the exclusive right to use the Company’s blood, serum and tissue testing services to diagnose and monitor cancer (the “Cancer Testing Products”) within the Republic of Belarus. We have agreed to provide Palmverse with an exclusive right to become the sole purchaser of the Company’s Cancer Testing Products within the Republic of Belarus. The initial term of the Agreement expired on December 31, 2011 (the “Initial Term”). Following the expiration of the Initial Term, the Agreement renews automatically on an annual basis, provided Palmverse meets minimum purchase amounts, unless either party gives sixty (60) days prior written notice of its intention not to renew the Agreement.

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

Palmverse failed to make the minimum purchase amounts during the Initial Term, and is therefore in default of the Agreement. We do not intend to terminate the Agreement at this time, and we are providing Palmverse the opportunity to cure their default and begin to order the Cancer Testing Products.

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

Valuation Analysis of Global Diagnostic License

As of September 30, 2014, there was no updated valuation analysis regarding our Global Diagnostic License (the “License”) to replace the report dated December 31, 2011 discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012. Reznick Group performed a valuation analysis to estimate the fair value of our License as of December 31, 2011 (the “Valuation Date”).

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

Results of Operations

As of September 30, 2014, the Company had not begun its business operations in connection with the Licensing Agreement.  Accordingly, we have not had any revenues during the nine month period ended September 30, 2014 or during the period from February 5, 2010 (inception) to September 30, 2014.

Total operating expenses for the nine months ended September 30, 2014 were $2,608,972 and for the three months ended September 30, 2014 were $681,650, as compared to total expenses of $851,185 for the nine months ended September 30, 2013 and $341,298 for the three months ended September 30, 2013.  The increase in expenses for the nine months ended September 30, 2014 was primarily attributable to stock-based compensation, salaries and benefits, and office and general expenses.

The Company recorded a net loss of $2,610,676 for the nine months ended September 30, 2014 and $681,674 for the three months ended September 30, 2014.  We recorded a net loss of $845,652 for the nine months ended September 30, 2013 and $341,411 for the three months ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2014 the Company had cash in hand of $52,208. Comparatively, at December 31, 2013 we had cash in hand of $2,309,563.

The Company had a working capital deficit at September 30, 2014 and December 31, 2013 of $1,835,489 and $325,891, respectively. The Company is currently undergoing efforts to raise capital to cover an estimated cash shortfall of approximately $750,000 over the next 12 months. The proceeds from any potential capital raise will be used to fund the current working capital deficit and operations during the first part of fiscal 2015.

Net cash used in operating activities during the nine months ended September 30, 2014 was $2,139,141 and was $1,404,349 during the nine months ended September 30, 2013. Net cash used by investing activities was $13,011 for the nine months ended September 30, 2014 and was $14,620 during the nine months ended September 30, 2013 due to the Company’s purchase of property and equipment. Net cash used by financing activities during the nine months ended September 30, 2014 was $26,651 due to financing to related parties and net cash provided by financing activities was $1,507,240 during the nine months ended September 30, 2013 due to financing from related parties and the issuance of common stock.

As there were no revenues from operating activities as of September 30, 2014, we must rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that we will need to rely upon new capital contributions to pay our liabilities.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. The Company evaluated the Global Diagnostic License on September 30, 2014 and noted no impairment.

Foreign Currency Translation

The functional currency of the Company is Canadian dollars. The functional currency of the Company’s subsidiaries is United States dollars. The interim financial statements of the Company have been translated into United States dollars by translating balance sheet accounts at period end exchange rates except for non-current assets which are translated at historical exchange rates, and statement of operations accounts at average exchange rates for the periods. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheets in Accumulated Other Comprehensive Income (Loss). The balance of the foreign currency translation gain (loss), included in Accumulated Other Comprehensive Loss, was $24,991 for the three months ended September 30, 2014 and ($78,552) for the nine months ended September 30, 2014.

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

Stock-based Compensation

The Company adopted ASC 718, Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard focuses primarily on accounting for transactions in which an entity obtains employee services in stock-based payment transactions, including issuance of stock options to employees. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense (net of estimated forfeitures) over the employee requisite service period. The Company estimates the fair value of stock options using the Black-Scholes valuation model.

Investment in Equity Instruments

The Company has accounted for its investment in equity and debt securities using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Company recognizes the investment in stock of an investee as an asset. The asset is recorded initially at cost in accordance with the guidance in FASB ASC 805-50-30. Subsequent to the initial recording the Company will recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements. The Company adjusts the carrying value of the investment for its share of the earnings or losses of the investee after the date of investment and shall report the recognized earnings or losses in the consolidated statements of operations.

Recent Accounting Pronouncements

The Company has assessed the applicability and impact of all recently issued accounting pronouncements and they have been determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position, results of operations, or cash flows.

Off-Balance Sheet Arrangements

None.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer and chief financial officer who concluded that our disclosure controls and procedures are not effective due to material weakness to ensure that all material information required to be filed in the Form 10-Q has been made known to them.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain material weaknesses in our internal control over financial reporting as of September 30, 2014:

•

Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•

Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Because of the material weaknesses above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2014, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

PART II—OTHER INFORMATION

Item 1.

Legal Proceedings.

There have been no material developments in the three litigations described in our Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed on August 13, 2014.

Item 1A.

Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosure.

Not applicable.

Item 5.

Other Information.

None.

Item 6.

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

PANACEA GLOBAL, INC.

Dated: November 14, 2014	By:	/s/ Mahmood Moshiri
Mahmood Moshiri
Chief Executive Officer, President, and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)